Form 10-Q
period 2025-03-31
Sionna Therapeutics, Inc.
filed 2025-05-12
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-42504
_________________________
SIONNA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	84-2801521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Hickory Drive, Suite 500, Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)
(617) 819-2020
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SION	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of May 1, 2025 was 44,124,394

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, and which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
•our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"); and
•our anticipated use of our existing cash, cash equivalents and investments in marketable securities.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report and the documents that we reference herein or incorporated by reference as exhibits hereto with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

NOTE REGARDING TRADEMARKS
Sionna Therapeutics, Inc. is the owner of the SIONNA trademark, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this Quarterly Report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this Quarterly Report are the property of third-party trademark owners and may be presented with or without trademark references.
All brand names or trademarks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sionna,” the “Company,” “we,” “us” and “our” refer to Sionna Therapeutics, Inc. and its subsidiary.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Quarterly Report, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations and future growth prospects:
•We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $16.5 million and $11.8 million for the three months ended March 31, 2025, and 2024, respectively. We had an accumulated deficit of $197.6 million as of March 31, 2025. We may never achieve or maintain profitability.
•We will need substantial additional funding to develop and, if approved, commercialize our product candidates and identify and invest in new product candidates. We may be unable to raise capital on acceptable terms, if at all, and, as a result, we may be required to delay, reduce or eliminate our product development programs or commercialization efforts.
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
•We intend to develop a proprietary dual combination of an NBD1 stabilizer with a complementary modulator, or an NBD1 stabilizer as an add-on to the standard of care. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
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
•Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2025 and 2024:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$82,695	$37,788
Marketable securities, current	186,971	109,750
Prepaid expenses and other current assets	4,014	3,455
Total current assets	273,680	150,993
Property and equipment, net	2,393	2,466
Marketable securities, noncurrent	85,022	20,505
Restricted cash	962	962
Operating lease right-of-use asset	7,617	7,832
Other assets	—	2,994
Total assets	$369,674	$185,752
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,019	$1,186
Accrued expenses	3,389	8,162
Operating lease liability, current	1,119	1,072
Total current liabilities	9,527	10,420
Operating lease liability, noncurrent	8,378	8,677
Total liabilities	17,905	19,097
Commitments and contingencies (Note 7)
Series Seed convertible preferred stock, $0.001 par value, no shares and 3,963,963 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	13,014
Series A convertible preferred stock, $0.001 par value, no shares and 5,704,161 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	25,235
Series B convertible preferred stock, $0.001 par value, no shares and 11,370,621 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	110,791
Series C convertible preferred stock, $0.001 par value, no shares and 18,628,970 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	181,328
Total convertible preferred stock	—	330,368
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized as of March 31, 2025 and December 31 2024, respectively; no shares issued or outstanding as of March 31, 2025 and December 31 2024	—	—
Common stock, $0.001 par value, 500,000,000 and 55,200,000 shares authorized as of March 31, 2025 and December 31 2024, respectively; 44,124,394 and 4,798,721 shares issued, 44,092,117 and 4,722,763 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	44	5
Additional paid-in capital	548,992	17,000
Accumulated other comprehensive income	301	368
Accumulated deficit	(197,568)	(181,086)
Total stockholders’ equity (deficit)	351,769	(163,713)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$369,674	$185,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$13,668	$10,220
General and administrative	5,991	2,927
Total operating expenses	19,659	13,147
Loss from operations	(19,659)	(13,147)
Other income:
Interest income	3,000	1,132
Other income	177	168
Total other income	3,177	1,300
Net loss	$(16,482)	$(11,847)
Net loss per share, basic and diluted	$(0.62)	$(3.84)
Weighted-average common shares outstanding, basic and diluted	26,596,059	3,082,635
Comprehensive loss:
Net loss	$(16,482)	$(11,847)
Unrealized loss on marketable securities	(67)	(8)
Total other comprehensive loss	(67)	(8)
Comprehensive loss	$(16,549)	$(11,855)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	4,722,763	$5	$17,000	$368	$(181,086)	$(163,713)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(3,963,963)	(13,014)	(5,704,161)	(25,235)	(11,370,621)	(110,791)	(18,628,970)	(181,328)	27,149,206	27	330,340	—	—	330,367
Issuance of common stock from initial public offering, net of issuance costs of $4,265	—	—	—	—	—	—	—	—	12,176,467	12	199,558	—	—	199,570
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	43,681	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,094	—	—	2,094
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,482)	(16,482)
Balance at March 31, 2025	—	$—	—	$—	—	$—	—	$—	44,092,117	$44	$548,992	$301	$(197,568)	$351,769

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	—	$—	3,050,863	$2	$4,515	$—	$(119,398)	$(114,881)
Issuance of Series C Preferred Stock, net of issuance costs of $528	—	—	—	—	—	—	18,628,970	181,328	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	821	—	5	—	—	5
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	51,185	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	647	—	—	647
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,847)	(11,847)
Balance at March 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	3,102,869	$3	$5,167	$(8)	$(131,245)	$(126,083)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(16,482)	$(11,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,094	647
Non-cash operating lease expense	491	492
Amortization of discount on marketable securities	(697)	(111)
Depreciation expense	159	166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(559)	(1,243)
Accounts payable	3,554	1,670
Accrued expenses	(4,320)	(2,622)
Operating lease liabilities	(528)	(342)
Other assets	—	15
Net cash used in operating activities	(16,288)	(13,175)
Cash flows from investing activities:
Purchases of property and equipment	(86)	—
Purchases of marketable securities	(171,595)	(123,927)
Maturities of marketable securities	30,487	—
Net cash used in investing activities	(141,194)	(123,927)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	202,389	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	181,328
Exercise of common stock options	—	5
Net cash provided by financing activities	202,389	181,333
Net increase in cash, cash equivalents and restricted cash	44,907	44,231
Cash, cash equivalents and restricted cash at beginning of period	38,750	39,483
Cash, cash equivalents and restricted cash at end of period	$83,657	$83,714

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$330,368	$—
Offering costs transferred to additional paid in capital	4,265	—
Offering costs in accrued expenses and accounts payable	318	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$82,695	$82,752
Restricted cash	962	962
Total cash, cash equivalents, and restricted cash	$83,657	$83,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Reverse Stock Split
On January 31, 2025, the Company effected a 1-for-1.4611 reverse stock split of its issued and outstanding shares of common stock, which also resulted in a proportional adjustment to the conversion price for each series of its convertible preferred stock and to the exercise prices of the outstanding stock options. The par value and authorized number of shares of common stock and redeemable convertible preferred stock were not adjusted as a result. All share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the reverse stock split.
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
Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of March 31, 2025, the Company had an accumulated deficit of $197.6 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $354.7 million as of March 31, 2025, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, “Summary of Significant Accounting Policies,” in the audited consolidated annual financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 (the “Annual Report”). Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2025, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the three months ended March 31, 2025, and 2024, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the three months ended March 31, 2025, and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025, and 2024, are also unaudited. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other subsequent period.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures) (“ASU 2023-09”). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption is permitted. The Company has determined that the effects of adopting the amendments in ASU 2023-09 will not have a material impact on its consolidated financial position, the results of its operations, or related disclosures when such amendment is adopted.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$80,070	$192	$(1)	$80,261
Commercial paper	53,270	—	(11)	53,259
Government agency securities	31,559	54	(3)	31,610
Corporate debt	21,838	5	(2)	21,841
Total marketable securities, current	186,737	251	(17)	186,971
Marketable securities, noncurrent:
U.S. Treasury securities	74,455	61	—	74,516
Government agency securities	10,500	6	—	10,506
Total marketable securities, noncurrent	84,955	67	—	85,022
Total marketable securities	$271,692	$318	$(17)	$271,993

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$55,154	$176	$—	$55,330
Government agency securities	31,198	62	(1)	31,259
Corporate debt	17,205	22	—	17,227
Commercial paper	5,931	3	—	5,934
Total marketable securities, current	109,488	263	(1)	109,750
Marketable securities, noncurrent:
U.S. Treasury securities	15,266	83	—	15,349
Government agency securities	5,133	23	—	5,156
Total marketable securities, noncurrent	20,399	106	—	20,505
Total marketable securities	$129,887	$369	$(1)	$130,255

The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of March 31, 2025, the Company holds marketable securities with an aggregate fair value of $85.0 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three months ended March 31, 2025, or 2024.

4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$56,355	$56,355	$—	$—
Commercial paper	25,841	—	25,841	—
Marketable securities:
U.S. Treasury securities	154,777	154,777	—	—
Commercial paper	53,259	—	53,259	—
Government agency securities	42,116	—	42,116	—
Corporate debt	21,841	—	21,841	—
Total financial assets	$354,189	$211,132	$143,057	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,288	$37,288	$—	$—
Marketable securities:
U.S. Treasury securities	70,679	70,679	—	—
Government agency securities	36,415	—	36,415	—
Corporate debt	17,227	—	17,227	—
Commercial paper	5,934	—	5,934	—
Total financial assets	$167,543	$107,967	$59,576	$—
During the three months ended March 31, 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$1,854	$1,854
Laboratory equipment	1,547	1,461
Furniture & fixtures	722	722
Total property and equipment	4,123	4,037
Less: accumulated depreciation	(1,730)	(1,571)
Property and equipment, net	$2,393	$2,466
Depreciation expense was $0.2 million for both the three months ended March 31, 2025, and 2024.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development	$1,449	$3,961
Accrued compensation and benefits	989	2,972
Accrued professional fees	823	737
Accrued other	89	—
Accrued offering costs	39	492
Total accrued expenses	$3,389	$8,162
7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the three months ended March 31, 2025. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.
Legal Proceedings
The Company was not subject to any material legal proceedings as of March 31, 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
Other Contracts
The Company is party to various contracts with contract research organizations and contract manufacturing organizations that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
There were no contractual obligations arising from these arrangements as of March 31, 2025, and December 31, 2024.
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of March 31, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
8. License Agreements
The Company has entered into several license agreements with third parties that typically involve payments from the Company, including up-front payments, milestone payments and royalty payments. The terms and conditions as well as accounting analysis for the Company’s significant license agreements are described in Note 9, “License Agreements,” in the audited consolidated annual financial statements in the Annual Report. There have been no material changes to the terms and conditions, or accounting conclusions, previously disclosed in the Annual Report.

9. Stock-Based Compensation
2020 Stock Option and Grant Plan
The Company’s 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company. As of the effective date of the 2025 Stock Option and Incentive Plan (the “2025 Plan”), and as of March 31, 2025, no shares remained available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.
2025 Stock Option and Incentive Plan
In January 2025, the Board and the Company's stockholders adopted and approved the 2025 Plan, which became effective on February 5, 2025, the date immediately preceding the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2025 Plan initially reserved 5,060,000 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2025 Plan. The shares reserved for future issuance under the 2020 Plan ceased to be available for issuance at the time the 2025 Plan became effective. Any shares underlying outstanding stock awards granted under the 2020 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2025 Plan and be reserved and available for issuance.
2025 Employee Stock Purchase Plan
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
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the three months ended March 31, 2025:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	3,700,335	$5.87	8.3	$16,522
Granted	1,949,588	17.99
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding as of March 31, 2025	5,649,923	$10.05	8.7	$16,993
Exercisable as of March 31, 2025	1,741,157	$5.70	7.4	$8,564
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three months ended March 31, 2025, was $13.20.

Stock-Based Compensation Expense
During the three months ended March 31, 2025, and 2024, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$804	$279
General and administrative expense	1,290	368
Total	$2,094	$647
As of March 31, 2025, there was $33.5 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2025, the unrecognized stock-based compensation expense for restricted common stock awards is de minimis.
10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
External research and development expenses(1)	$9,978	$7,719
Personnel-related expenses, excluding stock-based compensation	2,383	1,687
Facility and information technology allocated expenses	440	464
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	2,232	1,200
General corporate and facility expenses(2)	1,943	1,095
Other segment items(3)	(494)	(318)
Net loss	$16,482	$11,847
(1)External research and development expenses consist primarily of costs paid to third-parties including CROs, CDMOs, consultants, advisors and lab-related vendors.
(2)General corporate and facility expenses consists primarily of professional services fees for legal, finance, human resources, in addition to information technology expenses and rent expense, net of sublease income.
(3)Other segment items consists primarily of interest income, partially offset by non-cash expenses, such as stock-based compensation and depreciation, and amortization of discounts and premiums on marketable securities.

11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2025, and 2024, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Convertible Preferred Stock	—	27,149,206
Options to purchase common stock	5,649,923	3,466,466
Unvested restricted common stock	32,277	210,966
Total	5,682,200	30,826,638

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 (the “Annual Report”).
This discussion and analysis as well as other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, including but not limited to, information with respect to our plans and strategy for our business. As a result of many factors, including those set forth in the section titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements. You should carefully read, consider and evaluate the section titled “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. For convenience of presentation, some of the numbers have been rounded in the text below.
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
We believe our robust pipeline of NBD1 stabilizers and complementary CFTR modulators provide multiple potential pathways to achieving our goal, either in combination with each other to produce a proprietary combination CF therapy, or an NBD1 stabilizer in combination with the current standard of care for CF. We plan to evaluate multiple NBD1 stabilizer candidates and complementary modulator candidates and select the most promising candidates to advance into later-stage development.
In February 2025, we disclosed interim data from our two randomized, double-blinded, placebo-controlled Phase 1 clinical trials of our highly potent NBD1 stabilizers—SION-719 and SION-451—evaluating the safety, tolerability and pharmacokinetic ("PK") profile of single ascending doses ("SAD") and multiple ascending doses ("MAD") of each product candidate in healthy subjects. As of the interim data cutoff date of January 14, 2025, five SAD cohorts and three MAD cohorts of SION-719 had been completed, with over 60 healthy subjects dosed, and six SAD cohorts and three MAD cohorts of SION-451 had been completed, with over 70 healthy subjects dosed. Both SION-719 and SION-451 were generally well tolerated based on interim Phase 1 clinical data as of the interim data cutoff date. As of the interim data cutoff, at both single and multiple doses, SION-719 and SION-451 exposures were achieved that have the potential, based on our preclinical cystic fibrosis human bronchial epithelial (“CFHBE”) model, to provide clinically meaningful benefit if SION-719 or SION-451 were administered as part of a dual combination or as an add-on to the standard of care. We recently completed dosing in the SAD, MAD and food effect and tablet bioequivalence parts of both Phase 1 trials. Both compounds continued to be generally well tolerated, and their safety profiles remained consistent with prior disclosures. Topline data from the Phase 1 trials are expected in the second quarter of 2025.
We intend to evaluate an NBD1 stabilizer in combination with the current standard of care in CF patients in a proof-of-concept trial, which we plan to initiate in the second half of 2025, following completion of a drug-drug interaction trial.
We are also developing a portfolio of complementary CFTR modulators designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models. During 2024, we in-licensed three clinical-stage compounds from AbbVie Global Enterprises Ltd. (“AbbVie”) to expand our portfolio of combination product opportunities, including galicaftor (SION-2222), a complementary modulator which targets CFTR’s transmembrane domain 1 (“TMD1”), and has completed Phase 2 clinical trials. In addition, in December

2024, we completed a Phase 1 clinical trial evaluating another complementary modulator, SION-109, which targets CFTR’s intracellular loop 4 (“ICL4”) region.
We will determine the proprietary dual combination that we believe is optimal to advance into a Phase 2b dose-ranging trial in CF patients. We intend to initiate at least one combination MAD trial in the second half of 2025, assessing the safety, tolerability and PK of a dual combination of an NBD1 stabilizer with galicaftor (SION-2222) and/or SION-109 in healthy volunteers, following completion of combination toxicology studies.
We currently have exclusive rights to develop and commercialize our compounds.
Since our inception in 2019, we have not generated any revenue. We have historically funded our operations primarily with proceeds from the sale and issuance of our preferred stock. As of March 31, 2025, we raised aggregate net proceeds of $330.4 million from the sale and issuance of our preferred stock. In February 2025, we completed our initial public offering ("IPO") and raised aggregate net proceeds of $199.6 million from the sale of 12,176,467 shares of common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $16.5 million and $11.8 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $197.6 million.
We expect our expenses and operating losses will increase substantially as we:
•continue to advance the clinical development of our current and future product candidates;
•continue to advance our research activities and seek to discover and develop additional product candidates to expand our pipeline;
•pursue regulatory approvals for any current or future product candidates that successfully complete clinical trials;
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $354.7 million. Based upon our current operating plans, we believe that with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we could utilize our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
License and Collaboration Agreements
We have entered into several license agreements with various third parties. The terms and conditions as well as accounting analysis for our significant license agreements are described in Note 9, “License Agreements,” in the audited consolidated annual financial statements in the Annual Report. There have been no material changes to the terms and conditions, or accounting conclusions, previously disclosed in the Annual Report.
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
We recognize research and development costs in the periods in which they are incurred. Most of our research and development expenses have been related to identifying and developing our product candidates. Typically, external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers as of each reporting date. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses, which are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered, or the services rendered. Significant judgments and estimates are made in determining the accrued, or prepaid expense balances at the end of any reporting period.
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
Interest Income
Interest income consists primarily of interest earned and the amortization of discount or premiums on our cash equivalents and investments in marketable securities.
Other Income
Other income consists of sublease income through our subleasing agreement which is further discussed within Note 7, “Leases,” in our audited consolidated annual financial statements in the Annual Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Operating expenses:
Research and development	$13,668	$10,220	$3,448
General and administrative	5,991	2,927	3,064
Total operating expenses	19,659	13,147	6,512
Loss from operations	(19,659)	(13,147)	(6,512)
Other income:
Interest income	3,000	1,132	1,868
Other income	177	168	9
Total other income:	3,177	1,300	1,877
Net loss	$(16,482)	$(11,847)	$(4,635)
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$8,116	$4,370	$3,746
Complementary modulator programs	851	2,660	(1,809)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,187	1,965	1,222
Other R&D related costs	986	582	404
Facility, lab and depreciation	528	643	(115)
Total research and development expenses	$13,668	$10,220	$3,448
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy. Complementary modulator program costs include manufacturing expenses for the modulators.
Research and development expenses increased by $3.4 million to $13.7 million for the three months ended March 31, 2025, from $10.2 million for the three months ended March 31, 2024. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $1.9 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $1.5 million primarily due to a $1.2 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$3,523	$1,569	$1,954
Professional services & fees	2,037	992	1,045
Facility and depreciation	431	366	65
Total general and administrative expenses	$5,991	$2,927	$3,064
General and administrative expenses increased by $3.1 million to $6.0 million for the three months ended March 31, 2025, from $2.9 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to:
•$2.0 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$1.0 million increase in fees related to the increased use of consultants and professional service organizations.
Interest Income
Interest income increased by $1.9 million to $3.0 million for the three months ended March 31, 2025, from $1.1 million for the three months ended March 31, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering and the amortization of discounts on our investment activity.
Other Income
Other income was $0.2 million for both the three months ended March 31, 2025, and 2024, due to sublease income in connection with our subleasing agreement.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and any future product candidates. As such, we expect our research and development and general and administrative costs will continue to increase significantly, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings or strategic agreements.
As of March 31, 2025, we had $354.7 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(16,288)	$(13,175)
Net cash used in investing activities	(141,194)	(123,927)
Net cash provided by financing activities	202,389	181,333
Net increase in cash, cash equivalents and restricted cash	$44,907	$44,231

Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $16.3 million primarily due to our net loss of $16.5 million and changes in operating assets and liabilities of $1.9 million, partially offset by $2.0 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
For the three months ended March 31, 2024, net cash used in operating activities was $13.2 million primarily due to our net loss of $11.8 million and changes in operating assets and liabilities of $2.5 million, partially offset by $1.2 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
Investing Activities
Net cash used in investing activities was $141.2 million during the three months ended March 31, 2025, which was primarily driven by purchases of marketable securities of $171.6 million, partially offset by maturities of marketable securities of $30.5 million.
Net cash used in investing activities was $123.9 million during the three months ended March 31, 2024, due to purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $202.4 million during the three months ended March 31, 2025, as compared to $181.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, and 2024, the Company closed its IPO and Series C Financing, respectively.
Future Funding Requirements
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $354.7 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements and our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. Our management is currently not aware of any legal matters that could have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects will likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" on page 2 of this Quarterly Report for discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $16.5 million and $11.8 million for the three months ended March 31, 2025, and 2024, respectively. We had an accumulated deficit of $197.6 million as of March 31, 2025. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $16.5 million and $11.8 million for the three months ended March 31, 2025, and 2024, respectively. We had an accumulated deficit of $197.6 million as of March 31, 2025. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
•continue to advance clinical development of our current and future product candidates, including conducting our planned clinical trials;
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $354.7 million, including net proceeds of $199.6 million from our initial public offering in February 2025. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, costs, complexity and results of discovery, preclinical development and clinical trials for our current or future product candidates, including our planned Phase 2a proof-of-concept clinical trial to evaluate a nucleotide-binding domain (“NBD1”) stabilizer product candidate in combination with Vertex Pharmaceuticals, Inc.’s (“Vertex”) Trikafta, the current standard of care for the treatment of cystic fibrosis ("CF"), and at least one planned multiple-dose trial to evaluate a dual combination of an NBD1 stabilizer with a complementary modulator product candidate;
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
•the effect of macroeconomic trends including rising inflation, capital market disruption and interest rates;

•addressing any potential supply chain interruptions or delays, which may be due in part to international tariffs; and
•the costs of operating as a public company.
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, rising inflation and capital market disruptions, international tariffs, the Russia-Ukraine and Israel-Gaza conflicts, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and may continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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
To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of at least one of our NBD1 stabilizer product candidates, including SION-719 and SION-451, which are currently in Phase 1 clinical trials in healthy volunteers and in development for the treatment of CF. Our NBD1 stabilizers are being developed for use either in combination with one of our complementary modulator candidates or the standard of care. We intend to select a complementary modulator candidate from our two most advanced modulator candidates, galicaftor (SION-2222), which has been evaluated in Phase 2 clinical trials conducted by AbbVie, and SION-109, which has been evaluated in a Phase 1 clinical trial.
The success of SION-719, SION-451 and our other product candidates will depend on several factors, including the following:
•successful and timely initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•the safety, tolerability and pharmacokinetic profile of our product candidates observed in clinical trials, including in combination with the current standard of care;
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
We are early in our development efforts. Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and additional expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales.
Our assumptions about the development potential of SION-719 and SION-451 are based entirely on the data generated from our Phase 1 clinical trials of SION-719 and SION-451 in healthy subjects and from preclinical studies. We have not, as a company, completed any clinical trials of our product candidates in any CF patients to date. We may also observe materially and adversely different safety results as we continue to conduct our clinical trials.
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
The foregoing makes our ability to successfully and timely complete development of our product candidates and obtain regulatory approval for them less certain. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, our business, financial condition, results of operations and prospects would be materially harmed.
We intend to develop a proprietary dual combination of an NBD1 stabilizer with a complementary modulator, or an NBD1 stabilizer as an add-on to the standard of care. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We intend to evaluate an NBD1 stabilizer product candidate in combination with the current standard of care in a Phase 2a proof-of-concept trial in CF patients, which we expect to initiate in the second half of 2025 after completion of a drug-drug interaction trial. We also intend to evaluate an NBD1 stabilizer product candidate in combination with one of our two most advanced complementary modulator candidates, galicaftor and SION-109. The use of our product candidates in combination with each other and with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
For example, either the combination of our product candidates with each other, or an NBD1 stabilizer with the standard of care, may result in adverse side effects or toxicities that the product candidates or other therapy do not produce when used alone. In addition, the product candidates may interact with each other, or with the approved product, in undesirable ways that could negatively impact the efficacy of our product candidates, any components of the approved product, or the combination as a whole. Testing product candidates in combination with each other and with an approved therapy may increase the risk of significant adverse effects or failed clinical trials. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control.
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
We are not permitted to market, commercialize, sell or promote any product candidate in the U.S. until we receive regulatory approval of a new drug application (“NDA”) for such product candidate in a specific indication from the FDA. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates and any future product candidates in a timely manner. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates in the future.
Prior to obtaining approval to commercialize any product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended use. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs. For example, to receive regulatory approval for an NBD1 stabilizer as an add-on to standard of care, we would have to demonstrate clinically meaningful improvements in efficacy with the NBD1 stabilizer co-administered with the standard of care, as compared to the standard of care alone. It may be harder to show a clinically meaningful improvement in efficacy in a clinical trial where all participants are receiving the standard of care. Furthermore, because we intend to develop an NBD1 stabilizer product candidate in combination with one of our complementary modulator product candidates, we will have to satisfy the regulatory agencies’ requirements to demonstrate the contribution of each component in the combination. As neither product candidate in this potential combination is an approved drug, the FDA and other regulatory authorities will require full demonstration of the safety of each component (alone and in combination), as well as the efficacy of the combination (and the contribution of each component). In either combination product scenario (proprietary dual combination or add-on to standard of care), additional safety, efficacy and/or drug-drug interaction data may be required relative to what would be required for a monotherapy.
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
•we may be unable to demonstrate that a product candidate’s benefits outweigh its risks;
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
In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may obtain. Further, macroeconomic and other global conditions have impacted and could in the future impact the ability of the FDA and comparable foreign regulatory authorities to provide any required approvals or marketing authorizations for our product candidates or result in the delay of such approvals or authorizations. Changes imposed by the current presidential administration or any new administration to the requirements and policies of the FDA, the SEC and other regulatory agencies with jurisdiction over our product candidates and our business could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA's ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, to have preapproval inspections completed in a timely fashion, and to obtain the requisite regulatory approvals in the future.
There remains general uncertainty regarding future activities involving the current administration. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current administration, there could be a material adverse effect on us and our business.
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
We may incur additional costs and experience delays in clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of preclinical studies or clinical trials that could delay or prevent our ability to continue or complete clinical development, receive marketing approval or commercialize our product candidates, including:
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
•future collaborators, if any, conducting clinical trials in ways they view as advantageous to them but that are suboptimal to us;
•the cost of clinical trials of our product candidates being greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary, including comparator drug, to conduct clinical trials of our product candidates being insufficient, inadequate or too costly; and
•budget reductions, hiring freezes, or similar actions at clinical trial sites and other institutions negatively impacting the ability of sites to conduct clinical trials or increasing the costs to us of conducting our trials, including, for example, a proposed action by the current administration to freeze or reduce the budget of the National Institutes of Health as related to its funding for medical research.
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
Similarly, from time to time, we may publish interim, topline or preliminary results from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. We make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Our NBD1 stabilizer product candidates target the NBD1 domain of the CFTR protein, which is a novel target. Other companies have discontinued programs targeting NBD1 as they were unable to develop compounds that could successfully bind to NBD1. Given the novelty of our product candidates and the inherent risk in our plans to develop a combination or add-on therapy, we may not be able to successfully develop any products.
While products modulating the CFTR protein have been approved by the FDA and comparable foreign regulatory authorities, to date, no product that directly targets the NBD1 domain has been approved, and to our knowledge, no product candidate directly targeting the NBD1 domain is currently in development. As a result, it is difficult to predict the developmental challenges we may encounter as our NBD1 stabilizers proceed through clinical trials, including our planned clinical trials evaluating an NBD1 stabilizer product candidate in combination with galicaftor or SION-109, and as an add-on to the standard of care. It is also difficult for us to predict the time and cost of development of an NBD1 stabilizer-anchored combination therapy, whether any of our clinical trials will be successful, and whether our novel approach will result in the successful development and regulatory approval of any product candidates. Any development problems we experience in the future related to our NBD1 stabilizer product candidates or any of our complementary modulator candidates may cause significant delays or unanticipated costs, and such development problems may not be able to be solved. The novelty of our product candidates and our combination therapy approach may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform, or prohibitively costly. Any of these factors may prevent us from completing clinical trials that we may initiate, and obtaining regulatory approval of or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.
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
A similar regulatory scheme governs approval of orphan product candidates by the European Medicines Agency (“EMA”) in the European Union. The orphan product marketing exclusivity period in the European Union is ten years, which can be reduced to six years if at the end of the fifth year it is determined that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.
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
The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review of the marketing application(s). However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards of product quality, safety or efficacy required to be demonstrated in support of approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits.
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
We may not be able to submit INDs for our product candidates, including an IND for an NBD1 stabilizer product candidate, on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing related clinical trials to begin, or that, even if such trials do begin, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.
Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them is approved.
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
Because we have limited financial and management resources, we are focused on a single indication, CF, and we focus our research and development efforts on certain selected development programs and product candidates. We are currently primarily focused on the development of SION-719 and SION-451, our NBD1 stabilizers, and our portfolio of complementary modulators. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the viability, commercial potential or target market for any of our current or future product candidates, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to a product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
We currently engage CROs and other vendors to conduct our clinical trials, including our Phase 1 clinical trials of SION-719 and SION-451, and similarly expect to engage CROs and other vendors for future clinical trials for these and other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, including but not limited to clinical data management organizations, healthcare institutions operating as clinical sites and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. We may encounter challenges or delays in our CRO/vendor relationships in the future which may cause a material adverse impact on our business, financial condition and prospects.
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
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, we are party to an agreement with WuXi AppTec (Hong Kong) Limited, an affiliate of WuXi Biologics ("WuXi"), pursuant to which it may manufacture certain of our clinical trial starting materials from time to time. The recently proposed BIOSECURE Act would have banned U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by certain named Chinese biotechnology companies, including WuXi, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. The legislation did not pass the U.S. Congress in 2024; however, if a future version of the BIOSECURE Act or similar laws are passed into law, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties, and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are not known and depend on various factors, such as negotiations between the U.S. and affected countries, their respective responses, potential exemptions or exclusions, and availability and cost of alternative sources of supply. Supply chain disruptions and delays could also negatively impact our cost of materials and production processes. If we are unable to obtain necessary materials in sufficient quantity and in a timely manner, the development of our product candidates may be delayed, which could significantly harm our business.
Further, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement. In addition, our current and anticipated dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
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
Patent terms may be inadequate to protect our competitive position on our products, if approved, for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, are limited. Even if additional patents covering our current or future product candidates are obtained, once the patent life has expired for a product, if approved, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved and commercialized. Because of these term limits, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, if approved. If we do not have sufficient patent life to protect our product candidates, our business, financial condition, results of operations, and prospects may be adversely affected.
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of any U.S. patents that may issue covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product that is a new chemical entity as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request, and we cannot be certain what the length of the extension would be or if we will receive an extension at all. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from any applicable products could be reduced and could have a material adverse effect on our business.
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
In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the grounds that our patent claims do not cover the intellectual property in question. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.
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
While no third parties to our knowledge have initiated legal proceedings against us to date, as our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including infringement, interference or derivation proceedings, post-grant review and inter partes review, before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our product candidates or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Similarly, the burdens on us to invalidate patent claims in foreign jurisdiction may vary substantially and courts in those jurisdictions may not agree with us that the claims are invalid. The outcome of proceedings involving assertions of infringement, invalidity and unenforceability during patent litigation is unpredictable. Furthermore, if a patent holder believes that one of our product candidates infringes its patent, the patent holder may sue us even if we have received patent protection for our intellectual property. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit. Moreover, given the vast number of patents in our field of intellectual property, we cannot be certain that our current and future product candidates do not or will not infringe existing patents or that we will not infringe patents that may be granted in the future.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patent applications, any patents we obtain, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. If we no longer own intellectual property rights that are required to commercialize and protect our products, we may need to obtain a license to those rights, which may not be available on commercially reasonable terms, or at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Pharmaceutical manufacturers, and the parties with which such manufacturers interact, are subject to extensive and complex regulation under a broad range of healthcare laws. Such laws, some of which will apply only if and when we have a marketed product, constrain our business operations, including the research and development, manufacturing, distribution, sales and promotion of our product candidates and products, if any are approved in the future, as well as educational and charitable activities. Arrangements with healthcare provider, third-party payors, patients and other parties in the healthcare industry professionals, which may have a significant impact on our business, are regulated by fraud and abuse and other healthcare laws. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").
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
In the U.S. and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of any product candidates that we may develop; restrict or regulate post-approval activities; and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare reform efforts will be successful, such efforts may result in more rigorous coverage criteria, additional downward pressure on the price that we, or our future collaborators, may receive for any approved products, or in other consequences that may adversely affect our ability to achieve or maintain profitability. For more information, see the section titled “Business—Government Regulation—Healthcare Reform” in the Annual Report.
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
We believe that for any product candidates which may be approved, our success depends on obtaining and maintaining coverage and adequate reimbursement for such products for their respective approved indications, and the extent to which patients will be willing to pay out-of-pocket for such products in the absence of reimbursement for all or part of the cost. Accordingly, we will need to establish a coverage and reimbursement strategy for any approved product candidate. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Government and private third-party payors decide which products they will cover and establish reimbursement levels. Coverage and reimbursement varies among third party payors and new products face significant challenges in obtaining and maintaining coverage and adequate reimbursement, particularly if approved for indications with established treatments already on the market. For more information, see the section titled “Business— Government Regulation—Coverage and Reimbursement” in the Annual Report.
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
As of May 1, 2025, we had 48 full-time employees, including 27 who were engaged in research and development activities. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively.
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
Disruptions at the FDA and other agencies, including substantial leadership, personnel and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times due to budgetary issues and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions at the FDA, SEC or other government agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
The market price for our stock has been highly volatile and may continue to be subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies, including in connection with conflicts in various regions of the world, increasing inflation rates, interest rate changes, and changes in U.S. federal policy. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, geopolitical and stock market conditions; and
•other events or factors, many of which are beyond our control.
These and other market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the risks described in this section, or any of a broad range of other risks, could have a material adverse impact on the market price of our common stock. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during times of market uncertainty and instability.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. Lock-up agreements covering approximately 35.3 million shares of our outstanding common stock entered into in connection with our initial public offering will expire in August 2025. After the lock-up agreements expire, these shares are able to be sold, subject to any applicable volume limitations under federal securities laws, at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities at a time and price that we deem appropriate.
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
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the new administration has imposed or announced plans to impose broad-based tariffs on imports from almost all countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Historically, tariffs have led to increased trade and political tensions between the U.S. and countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    On February 6, 2025, the SEC declared effective our registration statement on Form S-1 (File No. 333-284352), as amended, filed in connection with our IPO (the "Registration Statement"). Pursuant to the Registration Statement, we issued and sold 12,176,467 shares of our common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. Goldman Sachs & Co. LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, and Guggenheim Securities, LLC acted as representatives of the underwriters for the offering. We raised aggregate net proceeds of $199.6 million, after deducting underwriter discounts, commissions and other offering expenses.
We are holding a significant portion of the balance of the net proceeds in money market funds. There has been no material change in the planned use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on February 7, 2025 pursuant to Rule 424(b) under the Securities Act.
(c)    None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of Sionna Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42504) filed on February 10, 2025).

3.2	Amended and Restated Bylaws of Sionna Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42504) filed on February 10, 2025).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284352) filed on January 17, 2025).

10.1#
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

10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

10.5#	Severance and Change in Control Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

10.6#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)
____________
*Filed herewith.
#Indicates a management contract or any compensatory plan, contract or arrangement.
+The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report and will not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIONNA THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer and Head of Corporate Development
(Principal Financial Officer and Principal Accounting Officer)