Form 10-Q
period 2025-06-30
Sionna Therapeutics, Inc.
filed 2025-08-11
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of August 1, 2025 was 44,139,823

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

NOTE REGARDING TRADEMARKS
Sionna Therapeutics, Inc. is the owner of the trademarks SIONNA and SIONNA THERAPEUTICS, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this Quarterly Report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this Quarterly Report are the property of third-party trademark owners and may be presented with or without trademark references.
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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Quarterly Report, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations and future growth prospects:
•We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $34.6 million and $20.4 million for the six months ended June 30, 2025, and 2024, respectively. We had an accumulated deficit of $215.6 million as of June 30, 2025. We may never achieve or maintain profitability.
•We will need substantial additional funding to develop and, if approved, commercialize our product candidates and identify and invest in new product candidates. We may be unable to raise capital on acceptable terms, if at all, and, as a result, we may be required to delay, reduce or eliminate our product development programs or commercialization efforts.
•We are substantially dependent on the success of at least one of our nucleotide-binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize an NBD1 stabilizer-anchored combination therapy for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
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
•The regulatory approval processes of the U.S. Food and Drug Administration and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain the required regulatory approval for any product candidate, our business will be substantially harmed.
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
•Targeting the NBD1 domain of the cystic fibrosis transmembrane conductance regulator protein is novel, and we do not know whether we will be able to successfully develop any products.
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

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2025 and 2024:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$40,985	$37,788
Marketable securities, current	221,586	109,750
Prepaid expenses and other current assets	4,175	3,455
Total current assets	266,746	150,993
Property and equipment, net	2,246	2,466
Marketable securities, noncurrent	74,699	20,505
Restricted cash	962	962
Operating lease right-of-use asset	7,395	7,832
Other assets	—	2,994
Total assets	$352,048	$185,752
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$914	$1,186
Accrued expenses	5,468	8,162
Operating lease liability, current	1,168	1,072
Total current liabilities	7,550	10,420
Operating lease liability, noncurrent	8,069	8,677
Total liabilities	15,619	19,097
Commitments and contingencies (Note 7)
Series Seed convertible preferred stock, $0.001 par value, no shares and 3,963,963 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	13,014
Series A convertible preferred stock, $0.001 par value, no shares and 5,704,161 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	25,235
Series B convertible preferred stock, $0.001 par value, no shares and 11,370,621 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	110,791
Series C convertible preferred stock, $0.001 par value, no shares and 18,628,970 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	181,328
Total convertible preferred stock	—	330,368
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 and 55,200,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 44,132,338 and 4,798,721 shares issued, 44,132,338 and 4,722,763 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	44	5
Additional paid-in capital	551,838	17,000
Accumulated other comprehensive income	183	368
Accumulated deficit	(215,636)	(181,086)
Total stockholders’ equity (deficit)	336,429	(163,713)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$352,048	$185,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$15,383	$8,233	$29,051	$18,453
General and administrative	6,523	3,059	12,514	5,986
Total operating expenses	21,906	11,292	41,565	24,439
Loss from operations	(21,906)	(11,292)	(41,565)	(24,439)
Other income:
Interest income	3,667	2,566	6,667	3,698
Other income	171	174	348	342
Total other income	3,838	2,740	7,015	4,040
Net loss	$(18,068)	$(8,552)	$(34,550)	$(20,399)
Net loss per share, basic and diluted	$(0.41)	$(2.71)	$(0.98)	$(6.54)
Weighted-average common shares outstanding, basic and diluted	44,116,997	3,159,815	35,404,928	3,121,225
Comprehensive loss:
Net loss	$(18,068)	$(8,552)	$(34,550)	$(20,399)
Unrealized loss on marketable securities	(118)	(148)	(185)	(156)
Total other comprehensive loss	(118)	(148)	(185)	(156)
Comprehensive loss	$(18,186)	$(8,700)	$(34,735)	$(20,555)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	—	$—	3,050,863	$2	$4,515	$—	$(119,398)	$(114,881)
Issuance of Series C Preferred Stock, net of issuance costs of $528	—	—	—	—	—	—	18,628,970	181,328	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	821	—	5	—	—	5
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	51,185	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	647	—	—	647
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,847)	(11,847)
Balance at March 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	3,102,869	$3	$5,167	$(8)	$(131,245)	$(126,083)
Exercise of common stock options	—	—	—	—	—	—	—	—	31,715	—	38	—	—	38
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	45,665	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	971	—	—	971
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,552)	(8,552)
Balance at June 30, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	3,180,249	$3	$6,176	$(156)	$(139,797)	$(133,774)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	4,722,763	$5	$17,000	$368	$(181,086)	$(163,713)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(3,963,963)	(13,014)	(5,704,161)	(25,235)	(11,370,621)	(110,791)	(18,628,970)	(181,328)	27,149,206	27	330,340	—	—	330,367
Issuance of common stock from initial public offering, net of issuance costs of $4,265	—	—	—	—	—	—	—	—	12,176,467	12	199,558	—	—	199,570
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	43,681	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,094	—	—	2,094
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,482)	(16,482)
Balance at March 31, 2025	—	$—	—	$—	—	$—	—	$—	44,092,117	$44	$548,992	$301	$(197,568)	$351,769
Exercise of common stock options	—	—	—	—	—	—	—	—	7,944	—	6	—	—	6
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	32,277	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,840	—	—	2,840
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,068)	(18,068)
Balance at June 30, 2025	—	$—	—	$—	—	$—	—	$—	44,132,338	$44	$551,838	$183	$(215,636)	$336,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(34,550)	$(20,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,934	1,618
Non-cash operating lease expense	981	982
Amortization of discount on marketable securities	(1,863)	(1,214)
Depreciation expense	306	332
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(720)	(1,470)
Accounts payable	(272)	1,145
Accrued expenses	(2,201)	(3,488)
Operating lease liabilities	(1,056)	(855)
Other assets	—	29
Net cash used in operating activities	(34,441)	(23,320)
Cash flows from investing activities:
Purchases of property and equipment	(86)	—
Purchases of marketable securities	(228,011)	(152,548)
Maturities of marketable securities	63,658	—
Net cash used in investing activities	(164,439)	(152,548)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	202,071	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	181,328
Exercise of common stock options	6	43
Net cash provided by financing activities	202,077	181,371
Net increase in cash, cash equivalents and restricted cash	3,197	5,503
Cash, cash equivalents and restricted cash at beginning of period	38,750	39,483
Cash, cash equivalents and restricted cash at end of period	$41,947	$44,986

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$330,368	$—
Offering costs transferred to additional paid in capital	4,265	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$40,985	$44,024
Restricted cash	962	962
Total cash, cash equivalents, and restricted cash	$41,947	$44,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Organization
Sionna Therapeutics, Inc. (the “Company”), formerly known as Sling Therapeutics, Inc., was incorporated in Delaware in August 2019 and is headquartered in Waltham, Massachusetts. The Company is a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) patients by developing novel medicines that normalize the function of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein to deliver clinically meaningful benefit to CF patients.
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

Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of June 30, 2025, the Company had an accumulated deficit of $215.6 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $337.3 million as of June 30, 2025, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2025, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the six months ended June 30, 2025, and 2024, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the periods presented. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025, and 2024, are also unaudited. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other subsequent period.
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

3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$122,362	$112	$(14)	$122,460
Commercial paper	61,653	—	(15)	61,638
Government agency securities	24,388	34	(6)	24,416
Corporate debt	13,076	—	(4)	13,072
Total marketable securities, current	221,479	146	(39)	221,586
Marketable securities, noncurrent:
U.S. Treasury securities	61,168	78	(1)	61,245
Government agency securities	13,455	2	(3)	13,454
Total marketable securities, noncurrent	74,623	80	(4)	74,699
Total marketable securities	$296,102	$226	$(43)	$296,285

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$55,154	$176	$—	$55,330
Government agency securities	31,198	62	(1)	31,259
Corporate debt	17,205	22	—	17,227
Commercial paper	5,931	3	—	5,934
Total marketable securities, current	109,488	263	(1)	109,750
Marketable securities, noncurrent:
U.S. Treasury securities	15,266	83	—	15,349
Government agency securities	5,133	23	—	5,156
Total marketable securities, noncurrent	20,399	106	—	20,505
Total marketable securities	$129,887	$369	$(1)	$130,255

The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of June 30, 2025, the Company holds marketable securities with an aggregate fair value of $74.7 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three and six months ended June 30, 2025, or 2024.

4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,485	$40,485	$—	$—
Marketable securities:
U.S. Treasury securities	183,705	183,705	—	—
Commercial paper	61,638	—	61,638	—
Government agency securities	37,870	—	37,870	—
Corporate debt	13,072	—	13,072	—
Total financial assets	$336,770	$224,190	$112,580	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,288	$37,288	$—	$—
Marketable securities:
U.S. Treasury securities	70,679	70,679	—	—
Government agency securities	36,415	—	36,415	—
Corporate debt	17,227	—	17,227	—
Commercial paper	5,934	—	5,934	—
Total financial assets	$167,543	$107,967	$59,576	$—
During the three and six months ended June 30, 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$1,854	$1,854
Laboratory equipment	1,547	1,461
Furniture & fixtures	722	722
Total property and equipment	4,123	4,037
Less: accumulated depreciation	(1,877)	(1,571)
Property and equipment, net	$2,246	$2,466
Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. Depreciation expense was $0.3 million for the six months ended June 30, 2025 and 2024.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development	$2,660	$3,961
Accrued compensation and benefits	1,991	2,972
Accrued professional fees	782	737
Accrued other	35	—
Accrued offering costs	—	492
Total accrued expenses	$5,468	$8,162
7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the six months ended June 30, 2025. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.
Legal Proceedings
The Company was not subject to any material legal proceedings as of June 30, 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
Other Contracts
The Company is party to various contracts with contract research organizations and contract manufacturing organizations that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
There were no contractual obligations arising from these arrangements as of June 30, 2025, and December 31, 2024.
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of June 30, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
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

9. Stock-Based Compensation
2020 Stock Option and Grant Plan
The Company’s 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company. As of the effective date of the 2025 Stock Option and Incentive Plan (the “2025 Plan”), and as of June 30, 2025, no shares remained available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.
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
2025 Employee Stock Purchase Plan
In January 2025, the Board and the Company's stockholders adopted and approved the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective on February 5, 2025, the date immediately preceding the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2025 ESPP initially reserved 390,127 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2025 ESPP. As of June 30, 2025, no offering periods had commenced under the 2025 ESPP.
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the six months ended June 30, 2025:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	3,700,335	$5.87	8.3	$16,522
Granted	2,305,760	17.40
Exercised	(7,944)	0.76
Cancelled or forfeited	(24,000)	10.16
Outstanding as of June 30, 2025	5,974,151	$10.31	8.5	$43,341
Exercisable as of June 30, 2025	2,097,556	$6.39	7.4	$23,089
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2025, was $10.20 per share and $12.74 per share, respectively. The total intrinsic value of stock options exercised was $0.1 million for the three and six months ended June 30, 2025.

Stock-Based Compensation Expense
During the three and six months ended June 30, 2025, and 2024, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$1,084	$396	$1,888	$675
General and administrative expense	1,756	575	3,046	943
Total	$2,840	$971	$4,934	$1,618
As of June 30, 2025, there was $34.1 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted average period of 2.9 years. The stock-based compensation expense for restricted common stock awards was de minimis and fully recognized as of June 30, 2025, when the final vesting conditions were met.
10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
External research and development expenses(1)	$11,291	$5,485	$21,269	$13,204
Personnel-related expenses, excluding stock-based compensation	2,494	1,821	4,877	3,508
Facility and information technology allocated expenses	464	460	904	924
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	2,417	1,267	4,649	2,467
General corporate and facility expenses(2)	1,902	876	3,845	1,971
Other segment items(3)	(500)	(1,357)	(994)	(1,675)
Net loss	$18,068	$8,552	$34,550	$20,399
(1)External research and development expenses consist primarily of costs paid to third-parties including contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), consultants, advisors and lab-related vendors.
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

11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2025, and 2024, because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Convertible Preferred Stock	—	27,149,206
Options to purchase common stock	5,974,151	3,434,751
Unvested restricted common stock	—	165,301
Total	5,974,151	30,749,258

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
We believe our robust pipeline of NBD1 stabilizers and complementary CFTR modulators provide multiple potential pathways to achieving our goal, either in combination with each other to produce a proprietary combination CF therapy, or an NBD1 stabilizer in combination with the current standard of care ("SOC") for CF.
In June 2025, we announced positive topline data from our two randomized, double-blinded, placebo-controlled Phase 1 clinical trials evaluating SION-719 and SION-451, our lead NBD1 stabilizer product candidates, in over 200 healthy volunteers. The trials assessed the safety, tolerability, and pharmacokinetics ("PK") of single and multiple ascending doses of each product candidate, as well as food effect and tablet bioequivalence.

Both SION-719 and SION-451 were generally well tolerated in these trials, with no serious adverse events, treatment emergent adverse events that led to discontinuation of drug, or dose-limiting toxicities observed. The Phase 1 data also supported the use of a tablet formulation in future trials and indicated that both compounds could be dosed in a fed or fasted state. Both NBD1 stabilizers met exposure thresholds that we believe, based on our preclinical CF human bronchial epithelial ("CFHBE") model, have the potential to provide clinically meaningful benefit if administered as an add-on to SOC or in proprietary dual combinations with complementary modulators.

Based on the Phase 1 results, we are advancing both NBD1 stabilizers —SION-719 and SION-451— to the next phase of clinical development.
We plan to progress SION-719 into a Phase 2a proof-of-concept trial in CF patients evaluating the compound as an add-on to SOC, pending completion of a drug-drug interaction study to confirm that SION-719 can be dosed with the SOC according to its label. We are on track to initiate the Phase 2a trial in the second half of 2025. SION-451 will advance to a Phase 1 dual combination trial in healthy volunteers evaluating SION-451 in dual combinations with each of galicaftor (SION-2222) and SION-109, two of our complementary CFTR modulators. The trial will evaluate the safety, tolerability, and PK of varying doses of the dual combinations. Initiation is anticipated in the second half of 2025.

Strategic In-Licensing & Complementary Modulators
Our portfolio of complementary CFTR modulator candidates are designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models. During 2024, we in-licensed three clinical-stage compounds from AbbVie Global Enterprises Ltd. (“AbbVie”) to expand our portfolio of combination product opportunities, including galicaftor (SION-2222), a complementary modulator which targets CFTR’s transmembrane domain 1 (“TMD1”), and has completed Phase 2 clinical trials. In addition, in December 2024, we completed a Phase 1 clinical trial evaluating another complementary modulator, SION-109, which targets CFTR’s intracellular loop 4 (“ICL4”) region.
We currently have exclusive rights to develop and commercialize our compounds.
Sources of Liquidity and Financing History
Since our inception in 2019, we have not generated any revenue. We have historically funded our operations primarily with proceeds from the sale and issuance of our preferred stock. As of June 30, 2025, we raised aggregate net proceeds of $330.4 million from the sale and issuance of our preferred stock. In February 2025, we completed our initial public offering ("IPO") and raised aggregate net proceeds of $199.6 million from the sale of 12,176,467 shares of common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $34.6 million and $20.4 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $215.6 million.
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
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $337.3 million. Based upon our current operating plans, we believe that with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we could utilize our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
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
•the development of commercial-scale manufacturing and distribution processes for our current and any future product candidates;
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

A change in the outcome of any of these variables with respect to the development of any current or future product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration ("FDA") or another regulatory authority were to delay a planned start of a clinical trial or require us to conduct clinical trials beyond those that we currently anticipate would be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. We do not have control over many of these factors, including certain aspects of clinical development, the regulatory submissions process, potential threats to our intellectual property rights and general political and economic conditions that may negatively impact our business in the future. We may never obtain regulatory approval for any of our product candidates, and, even if we do, drug commercialization takes several years and millions of dollars in development costs.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Operating expenses:
Research and development	$15,383	$8,233	$7,150
General and administrative	6,523	3,059	3,464
Total operating expenses	21,906	11,292	10,614
Loss from operations	(21,906)	(11,292)	(10,614)
Other income:
Interest income	3,667	2,566	1,101
Other income	171	174	(3)
Total other income:	3,838	2,740	1,098
Net loss	$(18,068)	$(8,552)	$(9,516)
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$8,815	$3,403	$5,412
Complementary modulator programs	1,430	1,475	(45)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,577	2,217	1,360
Other R&D related costs	931	523	408
Facility, lab and depreciation	630	615	15
Total research and development expenses	$15,383	$8,233	$7,150
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy. Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $7.2 million to $15.4 million for the three months ended June 30, 2025, from $8.2 million for the three months ended June 30, 2024. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $5.4 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $1.8 million primarily due to a $1.4 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$4,174	$1,842	$2,332
Professional services & fees	1,871	827	1,044
Facility and depreciation	478	390	88
Total general and administrative expenses	$6,523	$3,059	$3,464
General and administrative expenses increased by $3.5 million to $6.5 million for the three months ended June 30, 2025, from $3.1 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to:
•$2.3 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$1.0 million increase in fees related to the increased use of consultants and professional service organizations.
Interest Income
Interest income increased by $1.1 million to $3.7 million for the three months ended June 30, 2025, from $2.6 million for the three months ended June 30, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering and the amortization of discounts on our investment activity.
Other Income
Other income was $0.2 million for the three months ended June 30, 2025, and 2024, due to sublease income in connection with our subleasing agreement.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Operating expenses:
Research and development	$29,051	$18,453	$10,598
General and administrative	12,514	5,986	6,528
Total operating expenses	41,565	24,439	17,126
Loss from operations	(41,565)	(24,439)	(17,126)
Other income:
Interest income	6,667	3,698	2,969
Other income	348	342	6
Total other income:	7,015	4,040	2,975
Net loss	$(34,550)	$(20,399)	$(14,151)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$16,931	$7,773	$9,158
Complementary modulator programs	2,281	4,135	(1,854)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	6,764	4,182	2,582
Other R&D related costs	1,917	1,105	812
Facility, lab and depreciation	1,158	1,258	(100)
Total research and development expenses	$29,051	$18,453	$10,598
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy. Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $10.6 million to $29.1 million for the six months ended June 30, 2025, from $18.5 million for the six months ended June 30, 2024. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $7.3 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $3.3 million primarily due to a $2.6 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$7,697	$3,411	$4,286
Professional services & fees	3,908	1,819	2,089
Facility and depreciation	909	756	153
Total general and administrative expenses	$12,514	$5,986	$6,528
General and administrative expenses increased by $6.5 million to $12.5 million for the six months ended June 30, 2025, from $6.0 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to:
•$4.3 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$2.1 million increase in fees related to the increased use of consultants and professional service organizations.
Interest Income
Interest income increased by $3.0 million to $6.7 million for the six months ended June 30, 2025, from $3.7 million for the six months ended June 30, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering and the amortization of discounts on our investment activity.

Other Income
Other income was $0.3 million for the six months ended June 30, 2025, and 2024, due to sublease income in connection with our subleasing agreement.
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
As of June 30, 2025, we had $337.3 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(34,441)	$(23,320)
Net cash used in investing activities	(164,439)	(152,548)
Net cash provided by financing activities	202,077	181,371
Net increase in cash, cash equivalents and restricted cash	$3,197	$5,503
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $34.4 million primarily due to our net loss of $34.6 million and changes in operating assets and liabilities of $4.2 million, partially offset by $4.4 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
For the six months ended June 30, 2024, net cash used in operating activities was $23.3 million primarily due to our net loss of $20.4 million and changes in operating assets and liabilities of $4.6 million, partially offset by $1.7 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
Investing Activities
Net cash used in investing activities was $164.4 million during the six months ended June 30, 2025, which was primarily driven by purchases of marketable securities of $228.0 million, partially offset by maturities of marketable securities of $63.7 million.
Net cash used in investing activities was $152.5 million during the six months ended June 30, 2024, due to purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $202.1 million during the six months ended June 30, 2025, as compared to $181.4 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, and 2024, the Company closed its IPO and Series C Financing, respectively.

Future Funding Requirements
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $337.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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
•the timing and amount of milestones, royalties, or other payments we may be required to make to third parties, including Sanofi SA, the Cystic Fibrosis Foundation and AbbVie, and the terms and timing of establishing and maintaining any other similar arrangements we may enter in the future;
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

Contractual Obligations and Commitments
During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $34.6 million and $20.4 million for the six months ended June 30, 2025, and 2024, respectively. We had an accumulated deficit of $215.6 million as of June 30, 2025. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $34.6 million and $20.4 million for the six months ended June 30, 2025, and 2024, respectively. We had an accumulated deficit of $215.6 million as of June 30, 2025. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
•continue to advance clinical development of our current and future product candidates, including conducting our ongoing and planned clinical trials;
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
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we initiate and conduct clinical trials of our current and any future product candidates, scale-up and manufacture our product candidates, advance our preclinical programs, seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials and commercialize our products, if approved. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of any of our product candidates.
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $337.3 million, including net proceeds of $199.6 million from our initial public offering in February 2025. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, costs, complexity and results of discovery, preclinical development and clinical trials for our current or future product candidates, including our planned Phase 2a proof-of-concept clinical trial to evaluate SION-719 in combination with Vertex Pharmaceuticals, Inc.’s (“Vertex”) Trikafta, the current standard of care for the treatment of cystic fibrosis ("CF"), and a planned Phase 1 healthy volunteer trial to evaluate dual combinations of SION-451 with each of SION-2222 and SION-109;
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
•the timing and amount of the milestone, royalty or other payments we must make to Sanofi SA (“Sanofi”), the Cystic Fibrosis Foundation, AbbVie Global Enterprises Ltd. (“AbbVie”) and any other third parties;
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, rising inflation and capital market disruptions, international tariffs, the Russia-Ukraine and Israel-Gaza conflicts, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. has imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and may continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The U.S. may continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are substantially dependent on the success of at least one of our nucleotide-binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize an NBD1 stabilizer-anchored combination therapy for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of at least one of our NBD1 stabilizer product candidates, including SION-719 and SION-451, which are currently in development for the treatment of CF. Our NBD1 stabilizers are being developed for use either in combination with one of our complementary modulator candidates or the standard of care. We intend to advance SION-719 in a Phase 2a proof-of-concept clinical trial in combination with the current standard of care and we intend to advance SION-451 in a Phase 1 healthy volunteer dual combination trial with each of our two most advanced complementary modulator candidates, galicaftor (SION-2222) and SION-109.
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
•acceptance of regulatory submissions by the U.S. Food and Drug Administration (“FDA”) and/ or comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates, including acceptance by the FDA of an investigational new drug application (“IND”) for such product candidate, and the proposed design of our planned clinical trials;
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
We are early in our development efforts. Each of our product candidates will require additional preclinical and/or clinical development and regulatory approval and will require us to obtain sufficient manufacturing supply, capacity and expertise. Further, we will be required to build a commercial organization or successfully outsource commercialization, and make substantial investment and significant marketing efforts before we generate any revenue from product sales, if ever. Given our early stage of development, it will take several years before we can demonstrate the safety and efficacy of a product candidate sufficient to warrant approval for commercialization, if we can do so at all.
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
We do not have complete control over many of the factors that affect our development efforts, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our product candidates or any future product candidate we develop or if we experience delays in such approvals, we may not be able to continue our operations.
Further, conducting clinical trials in foreign countries, as we plan to do for our current or future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, failure to properly translate or interpret patient-reported outcome endpoints, managing additional administrative burdens associated with foreign regulatory schemes as well as political and economic risks relevant to such foreign countries.
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
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We intend to evaluate SION-719 in combination with the current standard of care in a Phase 2a proof-of-concept trial in CF patients, which we expect to initiate in the second half of 2025 after completion of a drug-drug interaction trial. We also intend to evaluate SION-451 in dual combinations with our two most advanced complementary modulator candidates, galicaftor (SION-2222) and SION-109. The use of our product candidates in combination with each other and with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.

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
In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may obtain. Further, macroeconomic and other global conditions have impacted and could in the future impact the ability of the FDA and comparable foreign regulatory authorities to provide any required approvals or marketing authorizations for our product candidates or result in the delay of such approvals or authorizations. Changes to the requirements and policies of the FDA, the SEC and other regulatory agencies with jurisdiction over our product candidates and our business could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA's ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, to have preapproval inspections completed in a timely fashion, and to obtain the requisite regulatory approvals in the future.
There remains general uncertainty regarding future potential policy changes at the FDA and other regulatory agencies, which could adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Additionally, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by changes in regulatory policy, there could be a material adverse effect on us and our business.
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
•the supply or quality of our product candidates or other materials necessary, including comparator drug, to conduct clinical trials of our product candidates being insufficient, inadequate or too costly; and
•budget reductions, hiring freezes, or similar actions at clinical trial sites and other institutions negatively impacting the ability of sites to conduct clinical trials or increasing the costs to us of conducting our trials, including, for example, a proposed action to freeze or reduce the budget of the National Institutes of Health as related to its funding for medical research.
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
While products modulating the CFTR protein have been approved by the FDA and comparable foreign regulatory authorities, to date, no product that directly targets the NBD1 domain has been approved, and to our knowledge, no product candidate directly targeting the NBD1 domain is currently in development. As a result, it is difficult to predict the developmental challenges we may encounter as our NBD1 stabilizers proceed through clinical trials, including our planned clinical trials evaluating SION-451 in combination with each of galicaftor (SION-2222) and SION-109, and evaluating SION-719 as an add-on to the standard of care. It is also difficult for us to predict the time and cost of development of an NBD1 stabilizer-anchored combination therapy, whether any of our clinical trials will be successful, and whether our novel approach will result in the successful development and regulatory approval of any product candidates. Any development problems we experience in the future related to our NBD1 stabilizer product candidates or any of our complementary modulator candidates may cause significant delays or unanticipated costs, and such development problems may not be able to be solved. The novelty of our product candidates and our combination therapy approach may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform, or prohibitively costly. Any of these factors may prevent us from completing clinical trials that we may initiate, and obtaining regulatory approval of or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.
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
We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing related clinical trials to begin, or that, even if such trials do begin, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.
Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them is approved.
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
Successful and timely completion of clinical trials will require that we identify and enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or if a large number of patients withdraw. We cannot predict how successful we will be at enrolling subjects in future clinical trials. We may conduct clinical trials that would require patients to discontinue standard of care therapy, and we may experience challenges finding, enrolling and retaining CF patients in our planned clinical trials who are willing to discontinue their current treatment regimens to participate in our trials. For example, AbbVie previously terminated part of a Phase 2 trial that was intended to evaluate multiple doses of navocaftor in combination with a fixed dose of galicaftor (SION-2222) because this part was deemed not enrollable due to, among other reasons, the increasing availability of Trikafta. Subject enrollment is affected by other factors including:
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
We conducted our Phase 1 clinical trials for SION-719 and SION-451 in Australia, and plan to conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association (“TGA”) for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. In particular, we have entered into license agreements with Sanofi and AbbVie, pursuant to which, among other things, we have secured exclusive licenses for certain intellectual property and know-how relating to CFTR modulator therapies to commercialize certain compounds, patents and proprietary information and inventions. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In particular, we are substantially dependent on the success of one of our NBD1 stabilizer product candidates, and to the extent we are unable to develop other product candidates at the time of such termination, it would have a material adverse effect on our business, financial condition, results of operations and prospects, including, but not limited to, cessation of our operations. See the section titled “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") for a description of our license agreements.
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
We currently engage CROs and other vendors to conduct our clinical trials and similarly expect to engage CROs and other vendors for future clinical trials for our current and any future product candidates that we may progress to clinical development. We expect to continue to rely on third parties, including but not limited to clinical data management organizations, healthcare institutions operating as clinical sites and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. We may encounter challenges or delays in our CRO/vendor relationships in the future which may cause a material adverse impact on our business, financial condition and prospects.
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
Pharmaceutical manufacturers, and the parties with which such manufacturers interact, are subject to extensive and complex regulation under a broad range of healthcare laws. Such laws, some of which will apply only if and when we have a marketed product, constrain our business operations, including the research and development, manufacturing, distribution, sales and promotion of our product candidates and products, if any are approved in the future, as well as educational and charitable activities. Arrangements with healthcare provider, third-party payors, patients and other parties in the healthcare industry professionals, which may have a significant impact on our business, are regulated by fraud and abuse and other healthcare laws. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in the Annual Report.
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
The U.S. has recently taken steps intended to reduce drug prices and establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations with similar goals, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
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
Smaller or early-stage companies could also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. This may include other small-molecule drug discovery companies using similar approaches or other types of therapies, such as gene therapy, gene editing and/or mRNA therapies. If successful, gene therapy, gene editing, and/or mRNA therapies could repair or replace the defective CFTR gene and reduce or eliminate the need for CFTR modulators. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring intellectual property complementary to, or that may be necessary for, our programs. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
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
Further, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. Lock-up agreements covering approximately 35.3 million shares of our outstanding common stock entered into in connection with our initial public offering expired in early August 2025 and these shares may now be sold, subject to any applicable volume limitations under federal securities laws, at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities at a time and price that we deem appropriate.
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
Commencing with our second Annual Report on Form 10-K, for the fiscal year ending December 31, 2025, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, when we lose our status as an “emerging growth company” and if we do not otherwise qualify as a “non-accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting, which will require additional expense, resources and management commitment.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership which may be out of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities.
New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us may have a material adverse effect on our business, cash flows, financial condition or results of operations.
U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock.
Under the OBBBA, taxpayers are now permitted to immediately deduct domestic research and development expenses for taxable years beginning after December 31, 2024. Taxpayers may alternatively elect to capitalize and amortize such expenses. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for domestic research and development expenses in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for domestic research and development expenses in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. However, pursuant to Section 174 of the IRC, in taxable years beginning after December 31, 2021, foreign research and development expenses must continue to be capitalized and amortized.

In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Since early 2025, U.S. policy changes have been implemented at a rapid pace, and additional changes, including to tax laws, are likely. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
We incur significant costs and demands upon management as a result of being a public company.
As a public company, we incur significant additional legal, accounting and other costs that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly as compared to a private company. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will increase our net loss, and may require us to reduce costs in other areas of our business.
Unstable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.
The global economy and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, inflation, declines in economic growth, global supply chain disruptions, and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by actual or anticipated changes in U.S. policies or regulatory environment, current or anticipated impact of military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts may adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability.
There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets continue to deteriorate, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the clinical development of one or more of our product candidates. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the U.S. has imposed or announced plans to impose broad-based tariffs on imports from almost all countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Historically, tariffs have led to increased trade and political tensions between the U.S. and countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    The following table describes, for the three months ended June 30, 2025, each trading arrangement under which any of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Expiration Date of Trading Arrangement (1)	Aggregate Number of Securities
Michael Cloonan (President and Chief Executive Officer)	Adoption (May 21, 2025)	Rule 10b5-1 trading arrangement	Sale	August 17, 2026	Up to 200,000
Elena Ridloff (Chief Financial Officer and Head of Corporate Development)	Adoption (May 20, 2025)	Rule 10b5-1 trading arrangement	Sale	August 6, 2026	Up to 85,000
Jennifer Fitzpatrick (Chief Legal Officer)	Adoption (June 5, 2025)	Rule 10b5-1 trading arrangement	Sale	September 15, 2026	Up to 41,000
(1)     A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement's expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

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

SIONNA THERAPEUTICS, INC.

Date: August 11, 2025	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer and Head of Corporate Development
(Principal Financial Officer and Principal Accounting Officer)