Form 10-Q
period 2025-09-30
Sionna Therapeutics, Inc.
filed 2025-11-05
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 31, 2025 was 44,628,788.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Quarterly Report, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations and future growth prospects:
•We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $54.8 million and $45.8 million for the nine months ended September 30, 2025, and 2024, respectively. We had an accumulated deficit of $235.9 million as of September 30, 2025. We may never achieve or maintain profitability.
•We will need substantial additional funding to develop and, if approved, commercialize our product candidates and identify and invest in new product candidates. We may be unable to raise capital on acceptable terms, if at all, and, as a result, we may be required to delay, reduce or eliminate our product development programs or commercialization efforts.
•We are substantially dependent on the success of at least one of our nucleotide binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize an NBD1 stabilizer-anchored combination therapy for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
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
•We contract with third parties for the manufacture of our product candidates for clinical drug supply and expect to continue to do so for commercialization, if our product candidates are approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2025 and 2024:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,831	$37,788
Marketable securities, current	197,498	109,750
Prepaid expenses and other current assets	3,999	3,455
Total current assets	252,328	150,993
Property and equipment, net	2,144	2,466
Marketable securities, noncurrent	76,671	20,505
Restricted cash	962	962
Operating lease right-of-use asset	7,165	7,832
Other assets	—	2,994
Total assets	$339,270	$185,752
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,481	$1,186
Accrued expenses	6,929	8,162
Operating lease liability, current	1,217	1,072
Other current liabilities	224	—
Total current liabilities	9,851	10,420
Operating lease liability, noncurrent	7,751	8,677
Total liabilities	17,602	19,097
Commitments and contingencies (Note 7)
Series Seed convertible preferred stock, $0.001 par value, no shares and 3,963,963 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	13,014
Series A convertible preferred stock, $0.001 par value, no shares and 5,704,161 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	25,235
Series B convertible preferred stock, $0.001 par value, no shares and 11,370,621 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	110,791
Series C convertible preferred stock, $0.001 par value, no shares and 18,628,970 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	181,328
Total convertible preferred stock	—	330,368
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 and 55,200,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 44,463,527 and 4,798,721 shares issued, 44,463,527 and 4,722,763 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	44	5
Additional paid-in capital	557,118	17,000
Accumulated other comprehensive income	420	368
Accumulated deficit	(235,914)	(181,086)
Total stockholders’ equity (deficit)	321,668	(163,713)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$339,270	$185,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$16,044	$24,582	$45,095	$43,035
General and administrative	7,761	3,402	20,275	9,388
Total operating expenses	23,805	27,984	65,370	52,423
Loss from operations	(23,805)	(27,984)	(65,370)	(52,423)
Other income:
Interest income	3,456	2,353	10,123	6,051
Other income	71	190	419	532
Total other income	3,527	2,543	10,542	6,583
Net loss	$(20,278)	$(25,441)	$(54,828)	$(45,840)
Net loss per share, basic and diluted	$(0.46)	$(5.67)	$(1.43)	$(12.81)
Weighted-average common shares outstanding, basic and diluted	44,255,053	4,485,813	38,387,388	3,579,408
Comprehensive loss:
Net loss	$(20,278)	$(25,441)	$(54,828)	$(45,840)
Unrealized gain on marketable securities	237	929	52	773
Total other comprehensive gain	237	929	52	773
Comprehensive loss	$(20,041)	$(24,512)	$(54,776)	$(45,067)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	—	$—	3,050,863	$2	$4,515	$—	$(119,398)	$(114,881)
Issuance of Series C Preferred Stock, net of issuance costs of $528	—	—	—	—	—	—	18,628,970	181,328	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	821	—	5	—	—	5
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	51,185	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	647	—	—	647
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,847)	(11,847)
Balance at March 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	3,102,869	$3	$5,167	$(8)	$(131,245)	$(126,083)
Exercise of common stock options	—	—	—	—	—	—	—	—	31,715	—	38	—	—	38
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	45,665	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	971	—	—	971
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,552)	(8,552)
Balance at June 30, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	3,180,249	$3	$6,176	$(156)	$(139,797)	$(133,774)
Exercise of common stock from IPR&D acquisition	—	—	—	—	—	—	—	—	1,414,445	2	8,637	—	—	8,639
Exercise of common stock options	—	—	—	—	—	—	—	—	23,270	—	72	—	—	72
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	45,660	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,026	—	—	1,026
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	929	—	929
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,441)	(25,441)
Balance at September 30, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	4,663,624	$5	$15,911	$773	$(165,238)	$(148,549)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	3,963,963	13,014	5,704,161	25,235	11,370,621	110,791	18,628,970	181,328	4,722,763	5	17,000	368	(181,086)	$(163,713)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(3,963,963)	(13,014)	(5,704,161)	(25,235)	(11,370,621)	(110,791)	(18,628,970)	(181,328)	27,149,206	27	330,340	—	—	330,367
Issuance of common stock from initial public offering, net of issuance costs of $4,265	—	—	—	—	—	—	—	—	12,176,467	12	199,558	—	—	199,570
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	43,681	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,094	—	—	2,094
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,482)	(16,482)
Balance at March 31, 2025	—	$—	—	$—	—	$—	—	$—	44,092,117	$44	$548,992	$301	$(197,568)	$351,769
Exercise of common stock options	—	—	—	—	—	—	—	—	7,944	—	6	—	—	6
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	32,277	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,840	—	—	2,840
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,068)	(18,068)
Balance at June 30, 2025	—	$—	—	$—	—	$—	—	$—	44,132,338	$44	$551,838	$183	$(215,636)	$336,429
Exercise of common stock options	—	—	—	—	—	—	—	—	331,189	—	1,974	—	—	1,974
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,306	—	—	3,306
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	237	—	237
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,278)	(20,278)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	44,463,527	$44	$557,118	$420	$(235,914)	$321,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,828)	$(45,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,240	2,644
Non-cash operating lease expense	1,471	1,472
Amortization of discount on marketable securities	(2,699)	(2,211)
Non-cash expense related to IPR&D acquisition	—	8,639
Depreciation expense	495	501
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(543)	(2,177)
Accounts payable	295	(615)
Accrued expenses and other current liabilities	(517)	(2,094)
Operating lease liabilities	(1,585)	(1,369)
Other assets	—	44
Net cash used in operating activities	(49,671)	(41,006)
Cash flows from investing activities:
Purchases of property and equipment	(173)	—
Purchases of marketable securities	(282,147)	(175,641)
Maturities of marketable securities	140,983	33,500
Net cash used in investing activities	(141,337)	(142,141)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	202,071	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	181,328
Payment of deferred offering costs	—	(1,069)
Exercise of common stock options	1,980	116
Net cash provided by financing activities	204,051	180,375
Net increase (decrease) in cash, cash equivalents and restricted cash	13,043	(2,772)
Cash, cash equivalents and restricted cash at beginning of period	38,750	39,483
Cash, cash equivalents and restricted cash at end of period	$51,793	$36,711

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$330,368	$—
Offering costs transferred to additional paid in capital	4,265	—
Deferred offering costs in accrued expenses	—	851
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,831	$35,749
Restricted cash	962	962
Total cash, cash equivalents, and restricted cash	$51,793	$36,711
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

Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of September 30, 2025, the Company had an accumulated deficit of $235.9 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $325.0 million as of September 30, 2025, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2025, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the nine months ended September 30, 2025, and 2024, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and the results of its operations and its cash flows for the periods presented. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025, and 2024, are also unaudited. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other subsequent period.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinement, ("ASU 2025-07"). ASU 2025-07 creates a scope exception within ASC 815 for certain contracts with underlyings tied to a party's operations or activities (such as regulatory approval, clinical, or earnings milestones), which may cause some arrangements that previously met the derivative definition to no longer be accounted for as derivatives. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods, early adoption is permitted. Entities may adopt prospectively for new or modified contracts after the adoption date, or modified retrospectively for contracts outstanding at adoption with a cumulative-effect adjustment to opening retained earnings. The Company expects to adopt prospectively and does not expect a material impact, though this guidance may affect the accounting for future milestone-linked arrangements executed after adoption.
Tax Law Changes
On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“H.R. 1”), which introduced changes to U.S. federal tax law. A key provision of H.R. 1 includes a modification to the treatment of research and development ("R&D") expenditures under Section 174. As a result of the new legislation, the Company recorded a one-time adjustment in the third quarter of 2025 to expense the remaining unamortized R&D balance. The corresponding deferred tax impact was fully offset by the Company’s valuation allowance, and therefore did not result in a material impact on the Company’s financial results for the period.
3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$130,095	$213	$—	$130,308
Commercial paper	28,989	2	(5)	28,986
Government agency securities	24,477	22	—	24,499
Corporate debt	13,701	5	(1)	13,705
Total marketable securities, current	197,262	242	(6)	197,498
Marketable securities, noncurrent:
U.S. Treasury securities	57,128	172	(9)	57,291
Government agency securities	19,359	27	(6)	19,380
Total marketable securities, noncurrent	76,487	199	(15)	76,671
Total marketable securities	$273,749	$441	$(21)	$274,169

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$55,154	$176	$—	$55,330
Government agency securities	31,198	62	(1)	31,259
Corporate debt	17,205	22	—	17,227
Commercial paper	5,931	3	—	5,934
Total marketable securities, current	109,488	263	(1)	109,750
Marketable securities, noncurrent:
U.S. Treasury securities	15,266	83	—	15,349
Government agency securities	5,133	23	—	5,156
Total marketable securities, noncurrent	20,399	106	—	20,505
Total marketable securities	$129,887	$369	$(1)	$130,255

The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of September 30, 2025, the Company holds marketable securities with an aggregate fair value of $76.7 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three and nine months ended September 30, 2025, or 2024.
4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$45,344	$45,344	$—	$—
Commercial paper	4,987	—	4,987	—
Marketable securities:
U.S. Treasury securities	187,599	187,599	—	—
Government agency securities	43,879	—	43,879	—
Commercial paper	28,986	—	28,986	—
Corporate debt	13,705	—	13,705	—
Total financial assets	$324,500	$232,943	$91,557	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,288	$37,288	$—	$—
Marketable securities:
U.S. Treasury securities	70,679	70,679	—	—
Government agency securities	36,415	—	36,415	—
Corporate debt	17,227	—	17,227	—
Commercial paper	5,934	—	5,934	—
Total financial assets	$167,543	$107,967	$59,576	$—
During the three and nine months ended September 30, 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$1,914	$1,854
Laboratory equipment	1,574	1,461
Furniture & fixtures	626	722
Total property and equipment	4,114	4,037
Less: accumulated depreciation	(1,970)	(1,571)
Property and equipment, net	$2,144	$2,466

Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. Depreciation expense was $0.5 million for the nine months ended September 30, 2025 and 2024.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development	$3,109	$3,961
Accrued compensation and benefits	3,066	2,972
Accrued professional fees	693	737
Accrued other	61	—
Accrued offering costs	—	492
Total accrued expenses	$6,929	$8,162
7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the nine months ended September 30, 2025. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.
Legal Proceedings
The Company was not subject to any material legal proceedings as of September 30, 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
Other Contracts
The Company is party to various contracts with contract research organizations and contract manufacturing organizations that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
There were no contractual obligations arising from these arrangements as of September 30, 2025, and December 31, 2024.
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
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
9. Stock-Based Compensation
2020 Stock Option and Grant Plan
The Company’s 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company. As of the effective date of the 2025 Stock Option and Incentive Plan (the “2025 Plan”), and as of September 30, 2025, no shares remained available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.
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
2025 Employee Stock Purchase Plan
In January 2025, the Board and the Company's stockholders adopted and approved the 2025 Employee Stock Purchase Plan (the "2025 ESPP"), which became effective on February 5, 2025, the date immediately preceding the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2025 ESPP initially reserved 390,127 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2025 ESPP. As of September 30, 2025, no offering periods had commenced under the 2025 ESPP.
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2025:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	3,700,335	$5.87	8.3	$16,522
Granted	2,396,960	17.52
Exercised	(339,133)	5.84
Cancelled or forfeited	(44,393)	10.80
Outstanding as of September 30, 2025	5,713,769	$10.72	8.4	$106,785
Exercisable as of September 30, 2025	2,107,416	$7.01	7.4	$47,196

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2025, was $15.38 per share and $12.84 per share, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2025 was $5.9 million and $6.0 million, respectively.
Stock-Based Compensation Expense
During the three and nine months ended September 30, 2025, and 2024, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$1,104	$407	$2,992	$1,082
General and administrative expense	2,202	619	5,248	1,562
Total	$3,306	$1,026	$8,240	$2,644
As of September 30, 2025, there was $32.0 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted average period of 2.7 years. The stock-based compensation expense for restricted common stock awards was de minimis and fully recognized during the three months ended June 30, 2025, when the final vesting conditions were met.

10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
External research and development expenses(1)	$11,623	$8,070	$32,892	$21,274
Fees paid to licensors(2)	—	5,000	—	5,000
Personnel-related expenses, excluding stock-based compensation	2,782	1,931	7,659	5,439
Facility and information technology allocated expenses	486	463	1,390	1,387
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	2,990	1,581	7,639	4,048
General corporate and facility expenses(3)	2,317	863	6,162	2,834
Other segment items(4)	80	7,533	(914)	5,858
Net loss	$20,278	$25,441	$54,828	$45,840
(1)External research and development expenses consist primarily of costs paid to third-parties including contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), consultants, advisors and lab-related vendors.
(2)Fees paid to licensors consists primarily of upfront and annual licensing fees paid pursuant to the Company's license agreements.
(3)General corporate and facility expenses consists primarily of professional services fees for legal, finance, human resources, in addition to information technology expenses and rent expense, net of sublease income.
(4)Other segment items consists primarily of interest income, partially offset by non-cash expenses, such as stock-based compensation and depreciation, and amortization of discounts and premiums on marketable securities.
11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2025, and 2024, because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Convertible Preferred Stock	—	27,149,206
Options to purchase common stock	5,713,769	3,652,050
Unvested restricted common stock	—	119,638
Total	5,713,769	30,920,894

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
Overview
We are a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) patients by developing novel medicines that normalize the function of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein to deliver clinically meaningful benefit to CF patients. Our goal is to deliver differentiated medicines for people living with CF that can restore their CFTR function to as close to normal as possible by directly stabilizing CFTR’s nucleotide binding domain 1 (“NBD1”). We believe stabilizing NBD1 is central to unlocking dramatic improvements in clinical outcomes and quality of life for CF patients.
We believe our robust pipeline of NBD1 stabilizers and complementary CFTR modulators provide multiple potential pathways to achieving our goal, either in combination with each other to produce a proprietary dual combination CF therapy, or an NBD1 stabilizer in combination with the current standard of care for CF.
In June 2025, we announced positive topline data from our two randomized, double-blinded, placebo-controlled Phase 1 clinical trials evaluating SION-719 and SION-451, our lead NBD1 stabilizer product candidates, in over 200 healthy volunteers, and our plans to advance both compounds to the next phase of clinical development. The trials assessed the safety, tolerability, and pharmacokinetics ("PK") of single and multiple ascending doses of each product candidate, as well as food effect and tablet bioequivalence.

Both SION-719 and SION-451 were generally well tolerated in these trials, with no serious adverse events, treatment emergent adverse events that led to discontinuation of drug, or dose-limiting toxicities observed. The Phase 1 data also supported the use of a tablet formulation in future trials and indicated that both compounds could be dosed in a fed or fasted state. Both NBD1 stabilizers met target exposure thresholds. Based on the Phase 1 data and our preclinical CF human bronchial epithelial ("CFHBE") model, we believe our NBD1 stabilizers have the potential to provide clinically meaningful benefit, including the potential to restore CFTR function up to wild-type levels, when SION-719 is administered as an add-on to the standard of care or when SION-451 is used in proprietary dual combinations with one of our complementary modulators.

In October 2025, we announced the initiation of a Phase 2a proof-of-concept trial in CF patients evaluating SION-719 as an add-on to the standard of care. The Phase 2a trial, called PreciSION CF, is designed to evaluate the safety, tolerability, and PK of SION-719 when administered with the standard of care for CF, Vertex Pharmaceuticals, Inc.'s Trikafta, and to assess change in CFTR function as measured by sweat chloride levels. Prior to initiation, we completed a drug-drug interaction study, which confirmed SION-719 can be dosed with Trikafta according to its label. Additionally, in August 2025, we announced the initiation of a Phase 1 dual combination trial in healthy volunteers evaluating SION-451 in dual combinations with each of galicaftor (SION-2222) and SION-109, two of our complementary CFTR modulators. The trial will evaluate the safety, tolerability, and PK of varying doses of the dual combinations and will inform selection of a dual combination for further development. Topline data from both trials are anticipated in mid-2026.

Strategic In-Licensing & Complementary Modulators
Our portfolio of complementary CFTR modulator candidates are designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models. During 2024, we in-licensed three clinical-stage compounds from AbbVie Global Enterprises Ltd. (“AbbVie”) to expand our portfolio of combination product opportunities, including galicaftor (SION-2222), a complementary modulator which targets CFTR’s transmembrane domain 1 (“TMD1”), and has completed Phase 2 clinical trials. In addition, in December 2024, we completed a Phase 1 clinical trial evaluating another complementary modulator, SION-109, which targets CFTR’s intracellular loop 4 (“ICL4”) region. Galicaftor (SION-2222) and SION-109 are currently being evaluated in combination with SION-451 in our ongoing Phase 1 dual combination trial in healthy volunteers.
We currently have exclusive rights to develop and commercialize our compounds.
Sources of Liquidity and Financing History
Since our inception in 2019, we have not generated any revenue. We have historically funded our operations primarily with proceeds from the sale and issuance of our preferred stock. As of September 30, 2025, we raised aggregate net proceeds of $330.4 million from the sale and issuance of our preferred stock. In February 2025, we completed our initial public offering ("IPO") and raised aggregate net proceeds of $199.6 million from the sale of 12,176,467 shares of common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $54.8 million and $45.8 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $235.9 million.
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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $325.0 million. Based upon our current operating plans, we believe that with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we could utilize our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
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
•the costs to acquire in-process research and development ("IPR&D") with no alternative future use acquired in an asset acquisition;
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll tax, bonuses, benefits and stock-based compensation charges for those individuals in executive, legal, finance, human resources, information technology and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for auditing, accounting, tax and consulting services. Lastly, corporate overhead expenses such as information technology, insurance, facilities, and depreciation that are not allocated to the Company’s research and development activities are included in general and administrative expenses. We recognize general and administrative expenses in the periods in which they are incurred.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Operating expenses:
Research and development	$16,044	$24,582	$(8,538)
General and administrative	7,761	3,402	4,359
Total operating expenses	23,805	27,984	(4,179)
Loss from operations	(23,805)	(27,984)	4,179
Other income:
Interest income	3,456	2,353	1,103
Other income	71	190	(119)
Total other income:	3,527	2,543	984
Net loss	$(20,278)	$(25,441)	$5,163
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$8,609	$5,815	$2,794
Complementary modulator programs	1,532	1,253	279
Unallocated research and development expenses:
IPR&D acquisition related costs	—	13,639	(13,639)
Personnel-related (including stock-based compensation)	3,886	2,339	1,547
Other R&D related costs	1,377	869	508
Facility, lab and depreciation	640	667	(27)
Total research and development expenses	$16,044	$24,582	$(8,538)
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy. Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses decreased by $8.5 million to $16.0 million for the three months ended September 30, 2025, from $24.6 million for the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to:
•direct research and development expenses increased by $3.1 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses decreased by $11.6 million primarily due to IPR&D acquisition costs incurred in connection with our license agreement with AbbVie of $13.6 million in the third quarter of 2024, partially offset by a $1.5 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$5,192	$2,197	$2,995
Professional services & fees	2,049	817	1,232
Facility and depreciation	520	388	132
Total general and administrative expenses	$7,761	$3,402	$4,359
General and administrative expenses increased by $4.4 million to $7.8 million for the three months ended September 30, 2025, from $3.4 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to:
•$3.0 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$1.2 million increase in fees related to the increased use of consultants and professional service organizations.
Interest Income
Interest income increased by $1.1 million to $3.5 million for the three months ended September 30, 2025, from $2.4 million for the three months ended September 30, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering and the amortization of discounts on our investment activity.
Other Income
Other income was $0.1 million and $0.2 million for the three months ended September 30, 2025, and 2024, respectively, due to sublease income in connection with our subleasing agreement.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Operating expenses:
Research and development	$45,095	$43,035	$2,060
General and administrative	20,275	9,388	10,887
Total operating expenses	65,370	52,423	12,947
Loss from operations	(65,370)	(52,423)	(12,947)
Other income:
Interest income	10,123	6,051	4,072
Other income	419	532	(113)
Total other income:	10,542	6,583	3,959
Net loss	$(54,828)	$(45,840)	$(8,988)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$25,540	$13,588	$11,952
Complementary modulator programs	3,813	5,388	(1,575)
Unallocated research and development expenses:
IPR&D acquisition related costs	—	13,639	(13,639)
Personnel-related (including stock-based compensation)	10,650	6,521	4,129
Other R&D related costs	3,294	1,974	1,320
Facility, lab and depreciation	1,798	1,925	(127)
Total research and development expenses	$45,095	$43,035	$2,060
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy. Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $2.1 million to $45.1 million for the nine months ended September 30, 2025, from $43.0 million for the nine months ended September 30, 2024. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $10.4 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses decreased by $8.3 million primarily due IPR&D acquisition costs incurred in connection with our license agreement with AbbVie of $13.6 million in the third quarter of 2024, partially offset by a $4.1 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$12,889	$5,608	$7,281
Professional services & fees	5,957	2,636	3,321
Facility and depreciation	1,429	1,144	285
Total general and administrative expenses	$20,275	$9,388	$10,887
General and administrative expenses increased by $10.9 million to $20.3 million for the nine months ended September 30, 2025, from $9.4 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to:
•$7.3 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$3.3 million increase in fees related to the increased use of consultants and professional service organizations.

Interest Income
Interest income increased by $4.0 million to $10.1 million for the nine months ended September 30, 2025, from $6.1 million for the nine months ended September 30, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering and the amortization of discounts on our investment activity.
Other Income
Other income was $0.4 million and $0.5 million for the nine months ended September 30, 2025, and 2024, respectively, due to sublease income in connection with our subleasing agreement.
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
As of September 30, 2025, we had $325.0 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(49,671)	$(41,006)
Net cash used in investing activities	(141,337)	(142,141)
Net cash provided by financing activities	204,051	180,375
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,043	$(2,772)
Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $49.7 million primarily due to our net loss of $54.8 million and changes in operating assets and liabilities of $2.4 million, partially offset by $7.5 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
For the nine months ended September 30, 2024, net cash used in operating activities was $41.0 million primarily due to our net loss of $45.8 million and changes in operating assets and liabilities of $6.2 million, partially offset by $11.0 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense, non-cash expense related to IPR&D acquisition and amortization of discounts on marketable securities.
Investing Activities
Net cash used in investing activities was $141.3 million during the nine months ended September 30, 2025, which was primarily driven by purchases of marketable securities of $282.1 million and purchases of property and equipment of $0.2 million, partially offset by maturities of marketable securities of $141.0 million.

Net cash used in investing activities was $142.1 million during the nine months ended September 30, 2024, due to purchases of marketable securities of $175.6 million, partially offset by maturities of marketable securities of $33.5 million.
Financing Activities
Net cash provided by financing activities was $204.1 million during the nine months ended September 30, 2025, primarily due to net proceeds of $202.1 million received when the Company closed its IPO plus exercise proceeds totaling $2.0 million.
Net cash provided by financing activities was $180.4 million during the nine months ended September 30, 2024, during which time the Company closed its Series C Financing.
Future Funding Requirements
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $325.0 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $54.8 million and $45.8 million for the nine months ended September 30, 2025, and 2024, respectively. We had an accumulated deficit of $235.9 million as of September 30, 2025. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $54.8 million and $45.8 million for the nine months ended September 30, 2025, and 2024, respectively. We had an accumulated deficit of $235.9 million as of September 30, 2025. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Since our inception in 2019, we have devoted substantially all of our efforts and financial resources to the development of our product candidates, the continuation of ongoing clinical trials, the commencement of new clinical trials and ongoing manufacturing to support our product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet demonstrated an ability to conduct later-stage clinical trials, obtain regulatory approval, manufacture any product on a commercial scale or conduct sales and marketing activities necessary for successful product commercialization, and there is no assurance that we will accomplish any of these abilities in the future. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. In addition, if we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We expect to continue to incur significant costs associated with operating as a public company. As a result, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $325.0 million, including net proceeds of $199.6 million from our initial public offering in February 2025. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, costs, complexity and results of discovery, preclinical development and clinical trials for our current or future product candidates, including our ongoing Phase 2a proof-of-concept clinical trial to evaluate SION-719 in combination with Vertex Pharmaceuticals, Inc.'s ("Vertex") Trikafta, the current standard of care for the treatment of cystic fibrosis ("CF"), and our ongoing Phase 1 trial to evaluate dual combinations of SION-451 with each of SION-2222 and SION-109;
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
Risks Related to the Discovery and Development of Our Product Candidates
We are substantially dependent on the success of at least one of our nucleotide binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize an NBD1 stabilizer-anchored combination therapy for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of at least one of our NBD1 stabilizer product candidates, SION-719 and SION-451, which are currently in development for the treatment of CF. Our NBD1 stabilizers are being developed for use either in combination with one of our complementary modulator candidates or the standard of care. We are currently evaluating SION-719 in a Phase 2a proof-of-concept clinical trial as an add-on to the current standard of care for CF and SION-451 in a Phase 1 dual combination trial with each of our two most advanced complementary modulator candidates, galicaftor (SION-2222) and SION-109.
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
•acceptance of regulatory submissions by the U.S. Food and Drug Administration (“FDA”) and/ or comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates, and the proposed design of our planned clinical trials;
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
•maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of our product candidates and the ability of such CROs and clinical sites to comply with clinical trial protocols, Good Clinical Practices (“GCPs”) and other applicable requirements;
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

We are early in our development efforts. If we are unable to successfully develop, receive regulatory approval for and commercialize any product candidate, or experience significant delays in doing so, our business will be substantially harmed.
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
Further, conducting clinical trials in foreign countries, as we are currently doing and plan to do in the future for our current or future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, failure to properly translate or interpret patient-reported outcome endpoints, managing additional administrative burdens associated with foreign regulatory schemes as well as political and economic risks relevant to such foreign countries.
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
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We are currently evaluating SION-719 in combination with the current standard of care in a Phase 2a proof-of-concept trial in CF patients, which we initiated in October 2025. We are also currently evaluating SION-451 in dual combinations with our two most advanced complementary modulator candidates, galicaftor (SION-2222) and SION-109 in a Phase 1 trial in healthy volunteers. The use of our product candidates in combination with each other and with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
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
In addition, to the extent we choose to develop and commercialize a product candidate for use in combination with an approved therapy, any safety, efficacy, regulatory, manufacturing or supply issues that could arise with respect to the approved therapy could have an adverse impact on us. Prescribing information for the approved therapy, such as risk information like a boxed warning, or limitations of use, could negatively impact our ability to develop and commercialize a product as an add-on to the approved therapy. If the approved therapy is replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. Further, the FDA or comparable regulatory authorities could revoke approval of a therapy we evaluate in combination with our product candidate. The occurrence of any of these risks could result in an add-on product candidate, if developed and approved, being removed from the market or being less successful commercially. If the FDA or comparable foreign regulatory authorities revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with respect to, therapies we choose to evaluate in combination with any of our product candidates, we may be unable to obtain regulatory approval of or to commercialize such product candidates in combination with these therapies. If we experience safety, tolerability or toxicity issues in any of our ongoing or planned combination treatment clinical trials, or the data from these trials regarding the efficacy of the combinations are not favorable, our clinical development plans could be materially negatively affected or delayed, or we may not receive regulatory approval for our product candidates, which would materially harm our business and likely cause the market price of our common stock to decline.
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
Even if we complete clinical testing and receive approval of an NDA or foreign marketing application for our current or future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization, or failure to obtain our desired product label, would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
While products modulating the CFTR protein have been approved by the FDA and comparable foreign regulatory authorities, to date, no product that directly targets the NBD1 domain has been approved, and to our knowledge, no product candidate directly targeting the NBD1 domain is currently in development. As a result, it is difficult to predict the developmental challenges we may encounter as our NBD1 stabilizers proceed through clinical trials, including our ongoing clinical trials evaluating SION-451 in combination with each of galicaftor (SION-2222) and SION-109, and evaluating SION-719 as an add-on to the standard of care. It is also difficult for us to predict the time and cost of development of an NBD1 stabilizer-anchored combination therapy, whether any of our clinical trials will be successful, and whether our novel approach will result in the successful development and regulatory approval of any product candidates. Any development problems we experience in the future related to our NBD1 stabilizer product candidates or any of our complementary modulator candidates may cause significant delays or unanticipated costs, and such development problems may not be able to be solved. The novelty of our product candidates and our combination therapy approach may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform, or prohibitively costly. Any of these factors may prevent us from completing clinical trials that we may initiate, and obtaining regulatory approval of or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.
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
In addition, even after an orphan drug is approved, the FDA can subsequently approve another product candidate for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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

We may not be able to submit investigational new drug applications ("INDs") or IND amendments to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
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
Successful and timely completion of clinical trials will require that we identify and enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or if a large number of patients withdraw. We cannot predict how successful we will be at enrolling subjects in our clinical trials. We may conduct clinical trials that would require patients to discontinue standard of care therapy, and we may experience challenges finding, enrolling and retaining CF patients who are willing to discontinue their current treatment regimens to participate in such trials. For example, AbbVie previously terminated part of a Phase 2 trial that was intended to evaluate multiple doses of navocaftor in combination with a fixed dose of galicaftor (SION-2222) because this part was deemed not enrollable due to, among other reasons, the increasing availability of the current standard of care for CF. Subject enrollment is affected by other factors including:
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
We have conducted and are currently conducting certain of our clinical trials in Australia, and we plan to conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association (“TGA”) for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.
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

We contract with third parties for the manufacture of our product candidates for clinical drug supply and expect to continue to do so for commercialization, if our product candidates are approved. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not have any cGMP manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We currently rely, and expect to continue to rely, on contract development and manufacturing organizations (“CDMOs”) for the cGMP manufacture of our product candidates and related raw materials for clinical development. In addition, we expect to rely on CDMOs for the commercial supply of any products for which we receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, any of these third parties may terminate their engagements with us at any time or may face production shortages or other supply interruptions or otherwise be unable to secure the requisite raw materials to support our planned clinical activities. In addition, the availability of CDMOs to manufacture our product candidates/drugs may depend in part on the CDMOs’ schedules for manufacturing other companies’ products or product candidates. If we need to modify our development plans or enter into alternative arrangements, which may not be readily available or available on acceptable terms, it could delay our product development activities and increase our expenses.
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
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, legislation pending in Congress, known as the BIOSECURE Act, would implement a prohibition on U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by certain identified Chinese biotechnology companies and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. We have an agreement with a Chinese biotechnology company, pursuant to which it may manufacture certain of our clinical trial materials from time to time. This Chinese company was identified as a company of concern in an earlier proposed version of the BIOSECURE Act, but that legislation did not pass, and the company is not named in the current pending legislation. If a version of the BIOSECURE Act, or similar laws are passed into law, it would have the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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
We also seek to preserve the integrity and confidentiality of our proprietary data and third-party trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. However, our agreements and security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover the trade secrets and our proprietary information. Further, the FDA may change its disclosure policies from time to time and make additional information publicly available on a routine basis. If we are unable to prevent material disclosure of the non-patented intellectual property related to our product candidates to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.
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
In Europe, a new unitary patent system took effect on June 1, 2023, which may significantly impact European patents, including those granted before the introduction of the new system. Under the new system, applicants can, upon grant of a patent, opt for that patent to become a unitary patent which will be subject to the jurisdiction of a new unitary patent court (“UPC”). Patents granted before the implementation of the new system can be opted out of UPC jurisdiction, remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries who are signatories to the UPC. Further, because the UPC is a new court system and there is no precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patent laws, geopolitical dynamics, such as Russia’s incursion into Ukraine, may also impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.
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
Pharmaceutical manufacturers, and the parties with which such manufacturers interact, are subject to extensive and complex regulation under a broad range of healthcare laws. Such laws, some of which will apply only if and when we have a marketed product, constrain our business operations, including the research and development, manufacturing, distribution, sales and promotion of our product candidates and products, if any are approved in the future, as well as educational and charitable activities. Arrangements with healthcare providers, third-party payors, patients and other parties in the healthcare industry, which may have a significant impact on our business, are regulated by fraud and abuse and other healthcare laws. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in the Annual Report.
Healthcare laws regulating our business activities are broad and any exceptions may be narrow. Requirements may differ across jurisdictions. There may be limited guidance on the interpretation of the laws and their application to our specific activities. Interpretations of these laws by government enforcement agencies and courts are evolving. Efforts to ensure that our business operations will comply with applicable healthcare laws and regulations will involve substantial costs. We will need to develop and implement robust compliance policies and processes to seek to prevent and detect non-compliance and update such policies and processes as our operations and government expectations evolve, which will involve substantial and ongoing costs, and even with such policies and processes, we cannot be certain to prevent non-compliance.
Given the broad scope, limited guidance and evolving government interpretations, our business activities may potentially be subject to challenge under these healthcare laws despite efforts to ensure compliance. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Such an action could also harm our reputation and adversely affect our business as a result. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.
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
Among policy makers and third-party payors in the U.S. and elsewhere, there is significant and ongoing interest in implementing changes in the delivery and payment for healthcare services in order to contain healthcare costs, improve quality and/or expand access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives and changing policies and practices of the third-party payors. There has also been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient support programs, or reform government program reimbursement methodologies for products. As an example, the Inflation Reduction Act of 2022 (“IRA”) includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs for beneficiaries, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first and second set of negotiated prices going into effect January 1, 2026 and 2027, respectively). The IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups, the outcome of which is unknown. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
The U.S. has recently taken steps intended to reduce drug prices and establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Several large pharmaceutical companies have already started to voluntarily reduce their pricing on select drugs indexed to lower prices around the globe. In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations with similar goals, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
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
General legislative cost control measures may also affect reimbursement for our product candidates. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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
If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. There is currently a well-established standard of care for CF, Trikafta, with which physicians, CF patients and payors are very familiar and for which an established benefit-risk profile exists. In addition, in December 2024, the FDA approved Alyftrek, which targets the same mechanisms as Trikafta. Even if our product candidates are successful in registrational clinical trials, they may not be successful in displacing the standard of care if we are unable to demonstrate competitive efficacy, safety, ease of administration and/or cost-effectiveness. For example, physicians may be reluctant or unwilling to take their patients off their current medication and switch their treatment regimen to our product candidates, if approved, if the current medication is effective. Further, patients often acclimate to the treatment regimen that they are currently taking and may not want to switch unless recommended to do so by their physician for clinical reasons or required to do so due to lack of coverage and adequate reimbursement. Even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators and receive approval, concerns in the medical community related to the comparative efficacy or side effect profile of our products may hinder market acceptance and uptake.

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
Disruptions at the FDA and other agencies, including substantial leadership, personnel and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times due to budgetary issues and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns or other disruptions at the FDA, SEC or other government agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Some of these persons or entities may have interests different than other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. The significant concentration of ownership may adversely affect the trading price of our common stock due to investors' perceptions that it may create conflicts of interest.
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
U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("H.R. 1") was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock.
Under H.R. 1, taxpayers are now permitted to immediately deduct domestic research and development expenses for taxable years beginning after December 31, 2024. Taxpayers may alternatively elect to capitalize and amortize such expenses. In addition, H.R. 1 provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for domestic research and development expenses in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for domestic research and development expenses in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. However, pursuant to Section 174 of the IRC, in taxable years beginning after December 31, 2021, foreign research and development expenses must continue to be capitalized and amortized.

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
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

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

SIONNA THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)