Form 10-K
period 2025-12-31
Sionna Therapeutics, Inc.
filed 2026-03-02
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Registrant’s telephone number, including area code: (617) 819-2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2025, was approximately $342,014,009.

The number of shares of registrant’s common stock outstanding as of February 20, 2026 was 44,998,073.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results, and the ability of our earlier clinical trials and preclinical studies to predict later clinical trial results;
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
•our potential and ability to successfully manufacture and supply our current and future product candidates for clinical trials and for commercial use, if approved;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
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
•our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"); and
•our anticipated use of our existing cash, cash equivalents and investments in marketable securities.
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

NOTE REGARDING TRADEMARKS
Sionna Therapeutics, Inc. is the owner of the trademarks SIONNA and SIONNA THERAPEUTICS, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this Annual Report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this Annual Report are the property of third-party trademark owners and may be presented with or without trademark references.
All brand names or trademarks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Sionna,” the “Company,” “we,” “us” and “our” refer to Sionna Therapeutics, Inc. and its subsidiary.

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
•We will need to raise substantial additional funding. We may be unable to raise capital on acceptable terms, if at all, and, as a result, we may be required to delay, reduce or eliminate our product development programs or future commercialization efforts.
•We are substantially dependent on the success of at least one of our nucleotide binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize a product candidate, or experience significant delays in doing so, our business will be materially harmed.
•Targeting the NBD1 domain of the cystic fibrosis transmembrane conductance regulator protein is novel, and the time, cost of development and likelihood of successful product development is difficult to predict.
•We intend to develop a proprietary dual combination of an NBD1 stabilizer with a complementary modulator, and/or an NBD1 stabilizer as an add-on to the standard of care. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
•We may incur additional costs and experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•Positive results from our preclinical studies or prior clinical trials are not necessarily predictive of the results of later clinical trials of our current or future product candidates. If we cannot replicate the positive results from our earlier preclinical studies or clinical trials of our current or potential future product candidates, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or potential future product candidates.
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
•We rely, and in the future expect to rely, on third parties to conduct our ongoing and planned clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, or if we experience delays or difficulties in the initiation of, or enrollment of patients in, clinical trials, obtaining necessary regulatory approvals could be delayed or prevented.
•The regulatory approval processes of the U.S. Food and Drug Administration and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain the required regulatory approval for any product candidate, our business will be substantially harmed.
•We may not be successful in our efforts to identify or discover additional product candidates, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

PART I
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) by developing novel medicines that normalize the function of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein to deliver clinically meaningful benefit to people with CF. CF is a progressive and life-threatening genetic disease caused by inherited mutations in the CFTR gene, which lead to insufficient CFTR function. While advances in the discovery and development of CFTR modulators have significantly improved the lives of people with CF, at least two-thirds of patients on the current standard of care do not have normal CFTR function, defined as sweat chloride levels below 30 mmol/L. Patients with reduced CFTR function can experience debilitating multi-system complications that lead to significantly impaired quality of life and shorter life expectancy. Our goal is to deliver differentiated medicines for people with CF that can restore their CFTR function to as close to normal as possible by directly stabilizing CFTR’s nucleotide binding domain 1 (“NBD1”). Despite having long been identified as a critical component for proper CFTR function, NBD1 has been considered “undruggable,” and none of the currently approved CF therapies directly stabilizes NBD1. Leveraging more than a decade of our co-founders’ research on NBD1, we are advancing a pipeline of small molecules engineered to correct the defects caused by the F508del genetic mutation, the most common CFTR mutation, which occurs in the NBD1 domain. Approximately 90% of people with CF carry at least one copy of the F508del genetic mutation.
We believe stabilizing NBD1 is central to unlocking dramatic improvements in clinical outcomes and quality of life for people with CF. The NBD1 domain of the CFTR protein, as illustrated in Figure 1 below, plays a key role in the folding, assembly, stability and trafficking of CFTR to a cell’s surface, where it normally functions as an ion channel to regulate chloride and water transport. Within the NBD1 domain, F508del severely destabilizes CFTR, disrupting its proper assembly, impairing half-life and decreasing chloride channel function. We have employed biophysical, cell-based and virtual screening campaigns and extensive use of structural biology to guide the optimization of our novel small molecule NBD1 stabilizers. We are also advancing a portfolio of complementary CFTR modulator candidates designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models.
We believe our robust pipeline provides multiple potential pathways to achieve our mission, either through development of an NBD1 stabilizer and a complementary modulator in combination with each other to produce a proprietary dual combination, or an NBD1 stabilizer administered in combination with the standard of care for CF. While we have prioritized development of a proprietary dual combination, we believe both development pathways offer attractive commercial opportunities.

Figure 1
Our Pipeline
The following table summarizes our clinical stage pipeline:
Figure 2
Our proprietary portfolio is anchored by our NBD1 stabilizers and our complementary modulators. Our portfolio includes:
•SION-719, which is being evaluated as an add-on to the standard of care: SION-719, a highly potent NBD1 stabilizer, is currently in a Phase 2a proof-of-concept trial in CF patients, called PreciSION CF. The trial is evaluating SION-719 when administered with the standard of care for CF, Vertex Pharmaceuticals, Inc.’s (“Vertex”) Trikafta. Topline data from this trial is anticipated in mid-2026. In June 2025, we announced positive topline data from a Phase 1 trial of SION-719, which evaluated its pharmacokinetic (“PK”) profile, safety and tolerability in healthy volunteers.
•SION-451, which is being evaluated in combinations with SION-2222 and SION-109: SION-451, a highly potent NBD1 stabilizer, is currently being evaluated in dual combinations with each of galicaftor (SION-2222) and SION-109, two of our complementary modulators, in a Phase 1 trial in healthy volunteers. Topline data from this trial is anticipated in mid-2026. In June 2025, we announced positive topline data from the single agent portion of the Phase 1 trial, which evaluated SION-451’s PK profile, safety and tolerability in healthy volunteers.
•SION-2222, a corrector that targets CFTR’s transmembrane domain 1 (“TMD 1”), was generally well tolerated in Phase 1 and Phase 2 trials previously conducted by AbbVie Global Enterprises Ltd. (“AbbVie”). Improvement in sweat chloride as a monotherapy and improvements in sweat chloride and lung function as a combination therapy with navocaftor (SION-3067), a potentiator, were observed.
•SION-109, a corrector that targets CFTR’s intracellular loop 4 (“ICL4”) region, has been evaluated in a Phase 1 clinical trial in healthy volunteers, which was completed in 2024.
•Additional complementary modulators: We have additional CFTR modulators in our portfolio. SION-2851, a TMD1-directed CFTR corrector, has completed a Phase 1 single-ascending dose (“SAD”) trial in healthy volunteers. SION-3067, a potentiator, has been evaluated in Phase 2 trials, where it demonstrated potential as a combination therapy.
Our pipeline of product candidates target distinct binding sites across the CFTR structure, as depicted in Figure 3 below:

Cell Membrane
SION-2222
SION-2851
TMD1
TMD2
SION-3067
SION-109
ICL4
NBD2
SION-719
SION-451
NBD1
F508del Mutation

Figure 3
Our Strategy
Our mission is to revolutionize the current treatment paradigm for CF by developing novel medicines that normalize the function of the CFTR protein to deliver clinically meaningful benefit to people with CF. The key pillars of our strategy are:
•Advance our novel NBD1 stabilizers leveraging a data-driven approach. Leveraging the differentiated profiles of SION-719 and SION-451, we have advanced both product candidates to the next phase of development. Figure 4 below presents our strategy for the advancement of SION-719 and SION-451, focusing on distinct development pathways.
•Develop and advance our pipeline of complementary modulators for proprietary combination product development. We are developing a proprietary pipeline of complementary CFTR modulators designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models.

•Fortify our CF franchise through continued research efforts and utilization of the translational CFHBE model. Central to our development strategy is our use of the industry standard, clinically predictive preclinical cystic fibrosis human bronchial epithelial (“CFHBE”) model to measure CFTR function. The CFHBE model has been highly predictive of clinical outcomes for approved CFTR modulators, and our application of the model provides a key translational roadmap for us to prioritize compounds for further evaluation. We believe the model allows us to determine the target exposure needed to achieve a desired level of clinical activity, such as the level of improvement in a patient’s forced expiratory volume in one second (“FEV1”), a measure of lung function, and sweat chloride level, the clinical biomarker of CFTR function. We intend to invest in research activities and leverage insights from the model in our pursuit of delivering additional differentiated product candidates that meaningfully impact the lives of people with CF and facilitate our company’s long-term growth. We also intend to opportunistically consider strategic in-licensing opportunities to maximize the value of our pipeline.
•Expand and protect our intellectual property estate. We have developed a broad patent estate and expect to expand and protect our proprietary know-how and intellectual property.
Figure 4

Overview of Cystic Fibrosis, CFTR Function and the F508del Mutation
An estimated 106,000 people have been diagnosed with CF across 94 countries, which includes approximately 40,000 adults and children living with this disease in the U.S., according to the Cystic Fibrosis Foundation (“CFF”). About 1,000 new CF cases are diagnosed every year in the U.S. While life expectancy for people with CF has improved significantly over the years since the first CFTR modulator was approved, the median predicted survival age for individuals with CF born in the U.S. between 2020 and 2024 is still just 65 years, according to the 2024 CFF patient registry. The majority of people who have been diagnosed with CF live in the U.S., the United Kingdom and Europe. CF is the most common fatal inherited disease in the U.S., and it can affect people of every racial and ethnic group.
CF is caused by mutations to the CFTR gene that result in reduced or no function of the CFTR protein. The disease is autosomal recessive, meaning that two copies of a CFTR mutation are required to cause the disease: either two copies of the same mutation (“homozygous”) or two different mutations (“heterozygous”). The most common CFTR mutation is F508del, which is a deletion of the amino acid phenylalanine at position 508, which is in NBD1; approximately 90% of people with CF carry at least one copy of the F508del mutation, and approximately 44% of people with CF are homozygous for F508del. The F508del mutation is considered a severe CF mutation, and individuals with this mutation tend to fall at the worst end of the CF severity spectrum because they have little or no CFTR function in epithelial cells.
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

(Figure 5. Source: Favia, 2019)
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
Figure 6
The F508del mutation occurs in the NBD1 domain near an interface with the fourth intracellular loop, ICL4, which is particularly critical to the folding of CFTR. When the ICL4 interface is disrupted, as it is by the F508del mutation, CFTR can neither fold nor function properly. The F508del mutation severely destabilizes CFTR’s NBD1 domain, preventing normal folding and trafficking of CFTR to a cell’s surface and impairing chloride channel function. Support for NBD1 as a key target is based in part on in vitro studies that introduced mutations at other sites on NBD1 that suppressed the effect of the F508del mutation.
Current Unmet Need and Market Opportunity
While advances in the treatment of CF have improved the lives of people with the disease and resulted in a large commercial market, we believe significant opportunity remains to provide clinically meaningful benefit to people with CF through the development of NBD1-anchored treatments. NBD1 has long been considered an important target to normalize CFTR function because it is the site where the F508del mutation—the most common mutation that causes CF—occurs. However, attempts by others to stabilize NBD1 have fallen short, leading to the view that NBD1 is “undruggable.” The current standard of care for CF, Trikafta, and Alyftrek, which was approved in December 2024, are each made up of three components that target certain domains of CFTR, but not NBD1.
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
Current treatment alternatives for these patients are limited to less efficacious combination products that include one or more components of Trikafta, or Alyftrek. In two Phase 3 clinical trials, Alyftrek demonstrated non-inferiority to Trikafta in the primary endpoint, providing participants with similar FEV1 to Trikafta and sweat chloride level improvements of approximately 3 to 8 mmol/L. In participants who were homozygous for the F508del mutation, the sweat chloride improvement observed was approximately 3 mmol/L. Across both trials, approximately 69% of Alyftrek patients did not achieve normal CFTR function. Our research with key opinion leaders has indicated the desire for more treatment options for people with CF, particularly in support of a new mechanism of action that could provide clinically meaningful benefit or an alternative for those patients who experience tolerability issues on Trikafta.
Worldwide revenue for approved CFTR modulators was approximately $12 billion in 2025, and it is expected to grow to over $15 billion by 2030. CF screening of newborn infants has served to identify CF patients as early as possible in their lives. For example, newborn screening for CF has been required in the U.S. since 2010, and in 2024, 55.8% of newly diagnosed people with CF in the U.S. were identified by newborn screening, based on CFF registry data. The availability of CFTR modulators has also increased the use of genetic testing to determine eligibility for treatment.
Current Standard of Care and its Limitations
The approved CFTR modulators are oral small molecule therapies that improve CFTR function either by potentiating channel gating or by improving cellular processing and trafficking of the CFTR protein. The current standard of care for people with the F508del mutation is a triple combination product marketed by Vertex as Trikafta (elexacaftor, tezacaftor, ivacaftor and ivacaftor). In addition, in December 2024, Vertex received approval from the U.S. Food and Drug Administration (“FDA”) for a second-generation, triple modulator combination, Alyftrek, for the treatment of CF in patients who have at least one F508del mutation or another responsive mutation in the CFTR gene. Vertex also markets three other approved CFTR modulators. None of the approved modulators directly stabilize NBD1.
Despite the clinical benefits Trikafta provides CF patients, including improved lung function and quality of life, at least two-thirds of people with CF being treated on Trikafta or another approved CFTR modulator do not have normal CFTR function. CF progression is most commonly assessed through a patient’s mean lung function, as measured by FEV1 improvement. In addition, sweat chloride level, the clinical biomarker of CFTR function, has been used for decades as a diagnostic test for CF and has served as a highly useful tool in the development of approved CFTR modulators. A sweat chloride level greater than or equal to 60mmol/L indicates that CF is likely, while a sweat chloride level under 30 mmol/L is normal and indicates that CF is unlikely. Sweat chloride levels between 30 mmol/L and 59 mmol/L are considered abnormal, indicating partial CFTR dysfunction or “residual function” in diagnostic settings. An observational study of 3,131 individuals with CF from the CFF Registry found that, while treatment with Trikafta resulted in improvements in sweat chloride level to below 60 mmol/L in most patients, two-thirds of patients still had sweat chloride levels above normal levels (Figure 7).

CHEC-SC Study; All Patients Pre- and Post- Modulator
Abnormal sweat chloride ≥30 mmol/L
Normal sweat chloride <30 mmol/L
SwCl (mmol/L)
180
160
140
120
100
80
60
40
20
0
Other
F508del/F508del
Pre-modulator
Post-modulator
101.6
84.4
53.0
80.6
98.6
87.5
99.0
44.7
n = 477
n = 536
n = 646
n = 785
n = 557
n = 697
n = 1444
n = 1761
Kalydeco® (I)
Orkambi® (LI)
Symdeko® (TI)
Trikafta® (ETI)
Standard of Care
Prescribed CFTR Modulator
n = number of participants
Bold lines are SC means

(Figure 7. Sweat chloride levels less than or equal to 29 mmol/L indicate that CF is unlikely; levels of 30 - 59 mmol/L indicate that CF is possible and additional testing is needed; and levels greater than or equal to 60 mmol/L indicate that CF is likely.)
Two-year interim data from a five-year post-marketing real-world observational trial of patients taking Trikafta showed that mean rates of pulmonary exacerbations and the presence of bacterial pathogens improved but were not normalized after initiating treatment on Trikafta. The three-year interim data, presented at the European CF Society meeting in Glasgow in 2024, showed numerical increases in mean rates of pulmonary exacerbations and decreases in mean lung function compared to the two-year interim data, supporting the opportunity for clinical improvements over the standard of care. In addition to continued pulmonary complications, patients also experienced negative mental health side effects, including numerical increases in rates of depression, anxiety disorder and hypertension after initiating treatment on Trikafta. Another side effect associated with ivacaftor (a component of Trikafta) is cataracts, which can complicate use and requires monitoring, especially in children. In addition, both the Trikafta and Alyftrek labels include a boxed warning for the risks of drug-induced liver injury and liver failure.
Alyftrek demonstrated non-inferiority to Trikafta in the primary endpoint of two Phase 3 clinical trials, providing patients with similar FEV1 as Trikafta and sweat chloride level improvements of approximately 3 to 8 mmol/L. In participants who were homozygous for the F508del mutation, the sweat chloride improvement observed was approximately 3 mmol/L. Across both trials, approximately 69% of Alyftrek patients did not achieve normal CFTR function. These results support our beliefs that NBD1 stabilization is required to meaningfully improve upon the standard of care and that a high unmet need remains for an alternative therapy that can provide clinically meaningful benefit to CF patients.
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
At University of Texas Southwestern Medical Center, University of Alabama Birmingham, and McGill University, a second group of researchers identified additional mutations that suppressed the effect of F508del and which, in in vitro studies, stabilized NBD1 and the NBD1-ICL4 interface and fully restored F508del-CFTR maturation and function to wild-type levels, as shown in the western blot in Figure 8. A western blot is an assay that uses gel electrophoresis to separate a mixture of proteins, which are then transferred to a solid membrane, and then an antibody is used to detect a specific protein in the sample. The mature apical CFTR band is seen with wild-type CFTR. Partial restoration is observed with NBD1 stabilization and ICL4 interface restoration individually; full restoration of CFTR function occurred in the presence of both NBD1 and ICL4 suppressor mutations. Without a suppressor mutation, no F508del-CFTR is produced (Ø).
(Figure 8. Source: Thibodeau, 2010)
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
Our Approach and Leveraging the CFHBE Model
Our programs leverage an industry standard, clinically predictive CFHBE model to measure CFTR protein function in vitro. The CFHBE model uses lung cells from people with CF and has been highly predictive of clinical outcomes for approved CFTR modulators. Activity in the CFHBE model has been shown to be correlated to chloride transport activity, which in turn, has been shown to be correlated to improved lung function in clinical trials designed to evaluate product candidates in CF patients. We have used, and plan to continue to use, insights from the CFHBE model to identify active compounds, predict potential clinical exposures, and inform critical pipeline prioritization and development decisions. For example, we selected SION-719 and SION-451 to advance based on their preclinical profiles, including potency in the CFHBE model. In preclinical studies using the CFHBE model, we evaluated our NBD1 stabilizers in several combinations (including SION-719 with the components of Trikafta (elexacaftor/tezacaftor/ivacaftor, or “ETI”), and SION-451 with each of SION-2222 and SION-109) in direct comparison to ETI alone, with all compounds at their respective highest effective dose (“Emax”), and observed a marked improvement in CFTR protein activity of more than 1.5-fold relative to ETI alone. We believe that we can leverage the reproducible correlation between chloride transport at different drug exposure levels in the CFHBE model and clinical outcomes to predict the target level of exposure to achieve clinically meaningful benefit in CF patients.

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
Vertex has successfully applied a variation of the CFHBE model with 20% human serum for multiple CFTR modulators advanced to clinical trials, including their five approved modulators, and has demonstrated that increased chloride transport in the CFHBE model is strongly correlated with improved CFTR function in CF patients. Importantly, the CFHBE model provided key preclinical data on CFTR function to support the clinical evaluation of elexacaftor as part of Trikafta. Based on publications detailing Vertex’s use of the CFHBE model, we believe we conducted our CFHBE model using similar methods and under similar experimental conditions to those Vertex employed. Similar to Vertex, in our model, cell culture media is supplemented with human serum to 20% by volume to estimate the amount of free drug available to engage CFTR in CFHBE cells. This adjustment is designed to simulate the in vivo environment, where much of a drug is bound to serum proteins and not available to enter epithelial cells.
We conduct detailed dose-response studies in our CFHBE model to estimate the level of clinical improvement we believe we can achieve with our modulators at specific levels of drug exposure in clinical trials. The addition of human serum helps correct for the high levels of protein binding that are characteristic of our modulators, similar to approved modulators, which we believe enables our model to more accurately predict the clinical exposure required for efficacy. Our CFHBE model accurately predicted the required total plasma concentration of lumacaftor (a component of Orkambi) at its efficacious clinical exposures, as shown in Figure 9 below. We compared lumacaftor’s CFTR-dependent chloride transport activity in two CFHBE model variants—with 20% human serum (like our model) and without 20% human serum—and benchmarked these against published Phase 2 clinical results regarding sweat chloride levels for lumacaftor. Figure 9 shows that the predicted lumacaftor dose response, as depicted by the red line, closely matched lumacaftor’s clinical dose response, as depicted by the black line. The CFHBE model without 20% human serum, depicted by the blue line, failed to accurately predict the clinical exposure of lumacaftor required for efficacy, even if adjusted for lumacaftor’s measured free fraction in human plasma, depicted by the dotted green line.
Figure 9
Using published data from the clinical trials of Vertex’s approved CFTR modulators, we have validated internally our CFHBE model by assessing the relationship between in vitro CFTR protein function, as measured by chloride transport in our CFHBE model, and the mean sweat chloride levels seen in Vertex’s clinical trials of these approved modulators.

As shown in Figure 10 below, improvements in CFTR function we observed in our CFHBE model for approved and investigational CFTR modulators have been highly correlated with improvements in sweat chloride measurements from clinical trials for these therapies. Notably, we have used the CFHBE model to predict negative clinical trial outcomes, too. For example, we modeled other third-party modulators previously in development and independently determined that these compounds had insufficient activity to demonstrate target clinical efficacy, which was supported by published clinical trial data.
Figure 10

Mean improvements in sweat chloride levels in clinical trials have been shown to be correlated with mean improvements in lung function as measured by FEV1, as shown in Figure 11 below.

Mean Improvement in Sweat Cl⁻ (mEq)
from actual or calculated untreated baseline
Lung Function - Mean Absolute ΔFEV1 %pred
from actual or calculated untreated baseline
Normal Range SwCl⁻
659/TEZ/IVA F/F
Trikafta F/F
IVA NonG551D gating
IVA G551D
659/TEZ/IVA F/M
440/TEZ/IVA F/F
Trikafta F/M
440/TEZ/IVA F/M
152/TEZ/IVA F/F
152/TEZ/IVA F/M
LUM/IVA F/min
LUM/IVA F/F
TEZ/IVA F/F
TEZ/IVA F/min
IVA F/F
$R^2 = 0.87$
ΔF508/ΔF508
ΔF508/min
G551D
Non-G551D gating

Figure 11

We consider our CFHBE model a translational roadmap because of its ability to correlate with sweat chloride improvement in clinical trials, as seen in Figure 10 above, which in turn has been shown to correlate to improved lung function in clinical trials, as shown in Figure 11 above. We have observed this correlation with our CFHBE data and clinical lung function data for approved and investigational CFTR modulators that demonstrated activity in clinical trials, including SION-2222 and SION-3067, as shown in Figure 12 below.

Wild-type levels of CFTR function
CFHBE model
(Mean Efficacy at E_{max} / Vehicle)
70
60
50
40
30
20
10
0
TRIKAFTA® (ELX/TEZ/IVA)
VX152/TEZ/IVA
VX440/TEZ/IVA
KALYDECO® (IVA) in G551D
SION-2222 + SION-3067
SYMDEKO® (TEZ/IVA)
ORKAMBI® (LUM/IVA)
LUM
R^2 = 0.96
ΔF508 homozygous
Gating mutation
0
10
20
30
40
Lung Function - Mean Absolute ΔFEV1 %pred
from actual or calculated untreated baseline

Figure 12

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
Our CF Programs
We have a portfolio of NBD1 stabilizers and complementary modulators that target other regions of the CFTR protein, with the goal of advancing a combination therapy that has the potential to deliver clinically meaningful benefit to CF patients. We believe our robust pipeline provides multiple potential pathways to achieve our goal, either through development of an NBD1 stabilizer and a complementary modulator in combination with each other to produce a proprietary dual combination, or an NBD1 stabilizer administered in combination with the standard of care for CF. Leveraging the differentiated profiles of our two lead NBD1 stabilizer product candidates observed in their respective Phase 1 trials, we have advanced both SION-451 and SION-719 to the next phase of development.
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
SION-719 — Clinical Data
Phase 2a PreciSION CF Trial
In October 2025, we announced the initiation of our ongoing Phase 2a proof-of-concept trial in CF patients, called PreciSION CF, which is evaluating SION-719 when added to the current standard of care. The trial is designed to evaluate the safety, tolerability, and PK of SION-719 when administered with Trikafta, and to assess change in CFTR function as measured by sweat chloride levels. The trial is a two-way crossover trial anticipated to enroll approximately 16 participants with CF who are stable on physician-prescribed Trikafta. All participants will be randomly allocated to one of two trial arms and will continue taking Trikafta throughout the trial. Participants in “Arm A” will first receive Trikafta in combination with SION-719 for 14 days, and, after a 28-day washout period, will then receive Trikafta in combination with placebo for 14 days. Participants in “Arm B” receive the same treatments in reverse order, followed by a 28-day safety follow-up period. We expect topline data from the PreciSION CF trial in mid-2026.
Phase 1 Single Agent Trial of SION-719
In June 2025, we announced positive topline data from a randomized, double blind, placebo-controlled Phase 1 clinical trial of SION-719 in healthy participants. The trial was designed to evaluate the safety, tolerability and PK profile of single and multiple ascending doses (“MAD”) of SION-719, administered as an oral suspension. In a Part C of the Phase 1 trial, we evaluated the effect of food on PK and the bioequivalence of a tablet formation compared to the oral suspension used in the Phase 1 SAD and MAD trials.
A total of 100 healthy adult participants were dosed in this Phase 1 trial. The trial was designed to enroll eight participants, randomized 3:1 active:placebo, to each dosing cohort. SAD cohorts evaluated single doses ranging from 20 mg to 160 mg in a fasted state; 20 mg taken with food was also evaluated in a SAD cohort to provide a preliminary assessment of the effect of food on PK. Five MAD cohorts evaluated doses ranging from 20mg to 160mg dosed twice daily (“BID”) over ten dosing days. Twenty participants were dosed in the open-label food effect and tablet bioequivalence part evaluating 30 mg and 120 mg single doses each of suspension (fasted), tablet (fasted), and tablet (fed).
SION-719 was generally well tolerated at all dose levels administered in all parts of this Phase 1 trial. A summary table of reported treatment emergent adverse events (“TEAEs”) is shown in Figure 13 below. There were no serious adverse events (“SAEs”), and most TEAEs were mild to moderate (Grade 1 or Grade 2). No TEAEs led to the discontinuation of trial drug, and no dose-limiting TEAEs were observed. The most common TEAEs, occurring in >2 participants, were headache, diarrhea, and nausea. There were no TEAEs related to liver function tests in SION-719 treated patients. There were no clinically meaningful, treatment-emergent trends in other safety parameters, vital signs or electrocardiograms. The data from Part C support the use of a tablet formulation in future trials and indicate that SION-719 can be dosed in a fed or fasted state.
(Figure 13. Safety observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)

Increasing exposure was observed with increasing single and multiple doses. The concentration targets for SION-719 as an add-on to the standard of care and as part of a dual combination with SION-2222 or SION-109 were achieved with single and multiple doses.
The PK of SION-719 observed in the Phase 1 trial was consistent with BID dosing, and is summarized in Figure 14 below.
(Figure 14. Each solid line shows mean concentration data from a dosing cohort on Day 10. Dotted lines represent average PK concentration exposure targets that have the potential, based on our preclinical CFHBE model, to provide clinically meaningful benefit, if SION-719 is administered in a proprietary dual combination with either SION-2222 or SION-109, or as an add-on to the standard of care. PK observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)

Following completion of this Phase 1 trial, we evaluated the achieved clinical exposures of SION-719 in our CFHBE model with a fixed concentration of ETI, to assess SION-719's potential as an add-on to ETI. As shown in the CFHBE model, and depicted in Figure 15, at the clinical exposures achieved in the lower dose range of SION-719, SION-719 in combination with ETI has the potential to improve CFTR channel activity above our minimum target for clinically meaningful benefit, including up to wild-type levels. In Figure 15, CFTR activity in the model is expressed as a ratio relative to ETI at Emax, which is set at a reference value of 1.00. Based on these findings, we believe that SION-719, when added to standard of care, has the potential to provide clinically meaningful benefit to CF patients.

Mean CFHBE CFTR-dependent current compared to ETI at its E_{max}
2.25
2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
SION-719 + ELX/TEZ/IVA
Potential zone based on '719 clinical exposures
Wild-type levels of CFTR function
Minimum target for clinically meaningful improvement to SOC
ELX/TEZ/IVA
VX440/TEZ/IVA, VX152/TEZ/IVA
IVA G551D
SION-2222 + SION-3067
LUM/IVA
TEZ/IVA
LUM
IVA F/F
F508del homozygous
G551D/F508del

Figure 15
SION-451 — Clinical Data
Phase 1 Dual Combination Trial
In August 2025, we announced the initiation of a Phase 1 dual combination trial in healthy volunteers evaluating SION-451 in dual combinations with each of SION-2222 and SION-109, two of our complementary CFTR modulators. The trial is designed to evaluate the safety, tolerability, and PK of varying doses of the dual combinations and will inform selection of a dual combination for further development. We expect topline data from the trial in mid-2026.
Phase 1 Single Agent Trial
In June 2025, we announced positive topline data from the single-agent portion of a randomized, double blind, placebo-controlled Phase 1 clinical trial of SION-451 in healthy participants. The trial was designed to evaluate the safety, tolerability and PK profile of single and multiple ascending doses of SION-451, administered as an oral suspension. In Part C of the Phase 1 trial, we evaluated the effect of food on PK and the bioequivalence of a tablet formation compared to the oral suspension used in the Phase 1 SAD and MAD trials.
One hundred and ten total healthy adult participants were dosed in the single-agent portion of this Phase 1 trial. The trial was designed to enroll eight participants, randomized 3:1 active:placebo, to each dosing cohort. SAD cohorts evaluated single doses of 75 mg to 450 mg while fasted, as well as single doses of 25 mg and 75 mg with food to provide a preliminary assessment of the effect of food on PK. Five MAD cohorts evaluated doses between 75mg and 300mg BID over ten dosing days, and 25 mg taken with food to provide a preliminary assessment of the effect of food on PK. Twenty-four participants were dosed in the open-label food effect and tablet bioequivalence part, with separate cohorts evaluating 25 mg and 300 mg as single doses of suspension (fasted), tablet (fasted), and tablet (fed).

SION-451 was generally well tolerated at all dose levels administered. A summary table of reported TEAEs is shown in Figure 16 below. There were no SAEs, and most TEAEs were mild to moderate (Grade 1 or Grade 2). No TEAEs led to the discontinuation of trial drug, and no dose-limiting TEAEs were observed. Most TEAEs occurring in >2 participants were Grade 1 or Grade 2, and several were in an isolated dose cohort that was impacted by an outbreak of respiratory infection in the Phase 1 unit. One Grade 1 TEAE of increased transaminases was observed in a participant with influenza A infection; the same participant had transient Grade 3 neutropenia concurrent with influenza A infection. There were no other TEAEs related to liver function tests. There were no clinically meaningful, treatment-emergent trends in other safety parameters, vital signs or electrocardiograms. The data from Part C supported the use of a tablet formulation in future studies and indicate that SION-451 can be dosed in a fed or fasted state.

(Figure 16. Safety observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)
Increasing exposure was observed with increasing single and multiple doses. The concentration targets for SION-451 as both an add-on to the standard of care and as part of a dual combination with SION-2222 or SION-109 were achieved with single and multiple doses. A PK summary of SION-451 in the MAD portion of the trial is shown in Figure 17 below. The observed PK was consistent with BID dosing.

(Figure 17. Each solid line shows mean concentration data from a dosing cohort on Day 10. Dotted lines represent average PK concentration exposure targets that have the potential, based on our preclinical CFHBE model, to provide clinically meaningful benefit, if SION-451 is administered in a proprietary dual combination with either SION-2222 or SION-109, or as an add-on to the standard of care. PK observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)
Following completion of the single agent portion of this Phase 1 trial, we evaluated the achieved clinical exposures of SION-451 in our CFHBE model with a fixed concentration of SION-109 and SION-2222, to assess their potential in dual combinations. As shown in the CFHBE model, and depicted in Figure 18, at these clinical exposures achieved, SION-451 in combination with each of SION-2222 or SION-109 has the potential to improve CFTR channel activity above our minimum target for clinically meaningful benefit, including up to wild-type levels. In Figure 18, CFTR activity in the model is expressed as a ratio relative to ETI at Emax, which is set at a reference value of 1.00. Based on these findings, we believe that SION-451 in a dual combination with a complementary modulator has the potential to provide clinically meaningful benefit to CF patients, and we advanced SION-451 into our ongoing dual combination trial with each of SION-2222 and SION-109.

Mean CFHBE CFTR-dependent current compared to ETI at its E_{max}
2.25
2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
SION-451 + SION-2222
SION-451 + SION-109
Potential zone based on '451 clinical exposures
Wild-type levels of CFTR function
Minimum target for clinically meaningful improvement to SOC
ELX/TEZ/IVA
VX440/TEZ/IVA, VX152/TEZ/IVA
IVA G551D
SION-2222 + SION-3067
LUM/IVA
TEZ/IVA
LUM
IVA F/F
F508del homozygous
G551D/F508del

Figure 18

Preclinical Studies of SION-719 and SION-451
We have used numerous complementary methods to validate and characterize the activity of our compounds. In addition to the CFHBE model, we have utilized differential static light scattering (“DSLS”) experiments to measure the thermal stability of the NBD1 protein, surface plasmon resonance (“SPR”) studies to evaluate the interaction of SION-719 and SION-451 with the NBD1 domain, CFTR western blot analysis to assess the impact of NBD1 stabilizers on the folding, maturation and stability of F508del-CFTR, and metabolic pulse-chase analysis studies to assess the impact of SION-719 and SION-451 on F508del-CFTR half-life. Given the results of these preclinical studies, we believe that we have identified highly potent NBD1 stabilizers.
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
Figure 19
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
SION-719 and SION-451 Restored F508del Folding and Maturation
In preclinical studies, we evaluated SION-719 and SION-451 in various combinations, including with ETI, SION-2222, and SION-109 to assess these combinations’ ability to improve CFTR folding, maturation and stability and thereby correct F508del-CFTR. Preclinical studies with both SION-719 and SION-451-based combinations resulted in F508del-CFTR maturation to levels that are similar to wild-type CFTR. We believe these results demonstrated potential synergy between an NBD1 stabilizer and these complementary modulators.
The results of studies of CFTR maturation in human CF submucosal gland epithelial (“CFSMEo”) cells by western blot with SION-719 are shown in Figure 20 (top), and the results with SION-451 combinations are shown in Figure 20 (bottom). Together, the western blots illustrate F508del-CFTR protein in a submucosal-gland epithelial cell line that expresses CFTR, treated with various combinations of CFTR modulators. The top molecular weight bands, labeled C-band, indicate the presence of the active, mature apical glycoform of CFTR (dark bands), which is responsible for CFTR channel function. The compounds were evaluated at their Emax.
In Figure 20, the far-left column in the C-band is F508del in dimethylsulfoxide (“DMSO”) alone, showing no mature protein, and the far-right column is wild-type CFTR in DMSO with a dark band indicating the presence of mature CFTR protein. As seen in Figure 20 (top), dual combinations of SION-719 with SION-2222 or SION-109, or the addition of SION-719 to ETI, resulted in wild-type levels of corrected F508del-CFTR protein. Treatment with SION-719 as a single agent demonstrated a greater effect on F508del maturation than ETI at Emax. On the other hand, there was little improvement in the maturation of F508del-CFTR protein with SION-2222 alone, SION-109 alone or ETI at their respective Emax concentrations, as indicated by the light gray bands. The results with SION-451 presented in Figure 20 (bottom) are similar. The western blots below demonstrate the importance of NBD1 stabilization to the correction of F508del maturation.
Figure 20
SION-719 and SION-451 Improved the Half-life of F508del-CFTR
In preclinical studies, we used metabolic pulse-chase labeling analysis to evaluate the impact of NBD1 stabilizers SION-451 and SION-719 on F508del-CFTR half-life at the apical cell surface. In these studies, cells expressing F508del-CFTR were labeled to track newly synthesized CFTR protein, and the rate at which the labeled protein declined over time was measured to assess whether treatment with SION-719 or SION-451 increased the half-life of the mature CFTR protein relative to controls. We evaluated SION-451 in the presence or absence of SION-2222 or SION-109, and SION-719 in the presence or absence of ETI. As shown in Figure 21, treatment with either NBD1 stabilizer, as single agents or in combination with other complementary modulators, increased F508del-CFTR half-life to that of wild-type CFTR. In comparison, treatment with ETI alone had a minimal effect on F508del-CFTR half-life.

Figure 21
SION-719 and SION-451 Normalized CFTR Function in CFHBE Model at Emax
In our CFHBE model, SION-719 and SION-451 as single agents at Emax improved F508del-CFTR activity to levels observed near those with triple combination ETI at Emax. The results of the SION-719 and SION-451 studies are shown in Figure 22. In Figure 22, CFTR activity is expressed as a ratio relative to ETI at Emax. The vertical bars represent the mean CFTR channel activity (+/- standard error of eight replicates) from a representative study in homozygous F508del CFHBE cells in response to the treatments indicated. The dashed line represents the average response to ETI in each study.
Figure 22
In our CFHBE model, SION-719 when added to ETI and SION-451 in dual combinations with SION-2222 or SION-109, improved in vitro F508del-CFTR activity to wild-type levels, when administered at Emax. As noted above, improvements in CFTR function we observed in our CFHBE model have been highly correlated with mean improvements in sweat chloride levels and mean improvements in lung function.
Based on our findings in these preclinical studies and the strong correlation between chloride conductance and improved clinical activity, we believe that SION-719 in combination with ETI and SION-451 in combination with a complementary CFTR modulator, have the potential to achieve significant improvement in

CFTR function, as measured by sweat chloride levels and lung function, and thereby have the potential to lead to clinically meaningful benefit for CF patients.
Setting Initial Clinical Exposure Targets Based on CFHBE Model
To set total plasma concentration targets in our Phase 1 clinical trials with SION-719 and SION-451 in healthy volunteers, we conducted multiple dose response studies of both compounds in our CFHBE model that assessed F508del-CFTR activity as a function of each compound’s concentration in cell culture media supplemented with human serum to 20% by volume. We selected a target exposure for our Phase 1 trials based on an average of these preclinical dose response studies along with studies to define an adequate safety margin. Figure 23 below presents illustrative dose responses of SION-719, as a single agent and in combination with ETI, SION-109 or SION-2222, as a function of the fold efficacy (CFTR activity) of ETI at increasing dose concentrations, in CFHBE cells from single donors. The black dotted horizontal line indicates ETI’s improvement in F508del-CFTR activity at Emax, the teal horizontal line indicates our minimum target for clinically meaningful improvement in F508del-CFTR activity based on our CFHBE assay, and the green horizontal line represents the lower bound of the CFTR activity range observed across a panel of eight CFTR wild-type CFHBE donors. The X-axis shows increasing drug concentrations on a logarithmic scale. A roughly two-fold increase over ETI, as seen with SION-719 treatment at its Emax in each of the three combinations, is in the range of wild-type channel activity.
(Figure 23. ETI = 3 μM Elexacaftor + 45 μM Tezacaftor + 0.3 μM Ivacaftor. SION-109 and SION-2222 were used at 3 μM.)
Figure 24 below presents illustrative dose responses of SION-451, as a single agent and in combination with ETI, SION-109 or SION-2222, as a function of the fold efficacy (CFTR activity) of ETI at increasing dose concentrations, in CFHBE cells from single donors. A roughly two-fold increase over ETI, as seen with SION-451 treatment at its Emax in each of the three combinations, is in the range of wild-type channel activity.
(Figure 24. ETI = 3 μM Elexacaftor + 45 μM Tezacaftor + 0.3 μM Ivacaftor. SION-109 and SION-2222 were used at 3 μM.)
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
Complementary Modulator Programs
There are two types of complementary modulators: correctors, which partially improve CFTR protein folding to aid its trafficking to the cell surface, and potentiators, which increase CFTR channel function by enabling chloride flow through the cell membrane. We have established a pipeline of proprietary complementary modulators, representing three different mechanisms of action: TMD1-directed correctors, an ICL4-directed corrector, and a potentiator. Our two prioritized clinical-stage complementary modulators are SION-2222 and SION-109. We are currently evaluating each of SION-2222 and SION-109 in dual combinations with SION-451 in a Phase 1 trial in healthy volunteers.
Clinical Data — Complementary Modulators
TMD1 Programs—SION-2222 and SION-2851
SION-2222 is currently being evaluated in a dual combination with SION-451 in a Phase 1 healthy volunteer trial. In a Phase 2 clinical trial conducted by AbbVie prior to our in-licensing transaction, SION-2222 demonstrated clinical activity in improving sweat chloride and lung function as part of a combination trial with SION-3067. SION-2222 has been evaluated in Phase 1, Phase 1b and Phase 2 clinical trials involving healthy participants and CF patients. Across these studies, SION-2222 was generally well-tolerated at all doses administered. The majority of adverse events (“AEs”) were mild to moderate in severity. No SAEs were reported in healthy volunteers, and among CF patients, SAEs were reported infrequently and consisted of common manifestations of the underlying CF disease. The PK profile of SION-2222 in CF patients was similar to that observed in healthy volunteers. The activity of SION-2222 in patients with CF has been evaluated in three randomized, double-blind, placebo-controlled Phase 2 trials: trial M19-530, conducted by AbbVie, and trials GLPG-2222-CL-201 and GLPG-2222-CL-202, conducted by Galapagos NV (“Galapagos”).
Trial M19-530 was a Phase 2 dose-ranging trial that evaluated the safety, tolerability and efficacy of SION-3067 alone and in combination with SION-2222 in CF patients that were homozygous for F508del mutation. The primary efficacy endpoint of this trial was absolute change in lung function (ppFEV1), and the secondary efficacy endpoint was improvement in sweat chloride. In this trial, treatment with SION-2222 in combination with SION-3067 was associated with improvements from baseline ppFEV1 and sweat chloride, both compared to placebo, as shown in Figure 25. SION-2222 was generally well tolerated in combination with SION-3067. Most AEs were mild to moderate. Two SAEs were reported in two participants receiving SION-2222 in combination with SION-3067, which investigators considered unrelated to study drug.
Trial GLPG-2222-CL-202 was a Phase 2 dose-ranging trial that evaluated the safety and tolerability and the effect of SION-2222 on CFTR function (as assessed by sweat chloride), lung function (as assessed by ppFEV1) and the Cystic Fibrosis Questionnaire— Revised (“CFQ-R”), which measures health-related quality of life, in CF patients that were homozygous for F508del mutation. In this trial, mean sweat chloride concentrations decreased dose-dependently with increasing doses of SION-2222; the decrease was statistically significant in the 200 mg dose group. ppFEV1 and CFQ-R did not significantly improve in any group. SION-2222 was generally well-tolerated in this trial. The majority of reported TEAEs were mild or moderate in severity. SAEs reported were considered not related to study drug.
Trial GLPG-2222-CL-201 was a Phase 2 trial that evaluated the safety and tolerability and the effect of two dose levels of SION-2222 in CF patients that were heterozygous for the F508del mutation and a gating mutation, receiving ivacaftor, on CFTR function (as assessed by sweat chloride), lung function (as assessed by ppFEV1) and CFQ-R. In this trial, one SION-2222 treatment group (300 mg once daily) was associated with an improvement in sweat chloride compared to placebo, while other dose treatment groups did not show statistically significant changes in sweat chloride. ppFEV1 and CFQ-R did not significantly improve in any group. SION-2222 was generally well-tolerated in this trial. Most TEAEs were mild in severity, and there were no SAEs.
These Phase 2 results demonstrated that SION-2222 as a single agent increased CFTR activity in patients with the F508del mutation. The activity of SION-2222 in combination with SION-3067 in Trial M19-530 was similar to the activity of approved dual combination modulators, as seen via indirect, cross-trial comparisons and as predicted based on our CFHBE model (Figure 25).
Figure 25
In addition to SION-2222, we licensed SION-2851 from AbbVie in July 2024. SION-2851 is a potent TMD1-directed corrector that has completed a Phase 1 SAD trial in healthy volunteers. The trial was conducted by AbbVie and Galapagos in Belgium in 2018. The primary endpoint was safety and tolerability, assessed by the number of participants with adverse events. Based on its mechanism of action and preclinical studies, we believe it may be potentially synergistic with NBD1 stabilizers.
ICL4 Program—SION-109
We are also advancing SION-109, which targets the ICL4 interface, for development in combination with an NBD1 stabilizer. SION-109 is currently being evaluated in combination with SION-451 in our ongoing Phase 1 dual combination trial.
In December 2024, we completed a randomized, double blind, placebo-controlled Phase 1 clinical trial of SION-109 in healthy participants, following clearance of its Investigational New Drug application ("IND") by the FDA in June 2023. The trial was designed to evaluate the safety, tolerability and PK profile of single and multiple ascending doses of SION-109, administered as an oral suspension. In a Part C of the Phase 1 trial, we evaluated the effect of food on PK and the bioequivalence of a tablet formation compared to the oral suspension used in the Phase 1 SAD and MAD cohorts.
Over 100 healthy adult participants received SION-109 in this Phase 1 trial. The trial was designed to enroll eight participants, randomized 3:1 active:placebo, to each dosing cohort. Six SAD cohorts evaluated single doses from 50 mg to 400 mg. Five MAD cohorts evaluated from 50 mg to 150 mg BID over ten dosing days. Fifteen participants enrolled in the open-label food effect and tablet bioequivalence part evaluating 100 mg single doses each of suspension fasted, tablet fasted, and tablet fed.
SION-109 was generally well tolerated at all dose levels administered in all parts of this Phase 1 trial. A summary table of reported TEAEs is shown in Figure 26 below. There were no SAEs, and most TEAEs were mild to moderate (Grade 1 or Grade 2). No TEAEs led to the discontinuation of trial drug, and no dose-limiting TEAEs were observed. Sporadic increases in potassium were observed that were determined to be related to sample collection and/or processing. A 150 mg MAD cohort was repeated with revised sampling guidance, and no increased potassium values were observed. Isolated and transient increases in transaminases were observed associated with four AEs in three participants in the MAD and Part C (one Grade 1 AE, two Grade 2 AEs and one Grade 3 AE) whose values returned to the normal range in follow-up. Other liver function tests, including bilirubin, were unremarkable. There were no clinically meaningful, treatment-emergent trends in other safety parameters, vital signs or electrocardiograms.
(Figure 26. Safety observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)
Increasing exposure was observed with increasing single and multiple doses. The target exposure for SION-109 as part of a dual combination with SION-451 or SION-719 was achieved with multiple doses of 75 mg BID and higher doses.
A PK summary of SION-109 is shown in Figure 27 below. The PK observed was consistent with BID dosing.

(Figure 27. Each solid line shows mean concentration data for a dosing cohort over ten days of dosing. Data points for Day 2 through Day 9 are trough (pre-dose) concentrations. The dotted line represents the Cminimum (trough) PK exposure target for SION-109, with the aim to achieve targeted exposure to deliver clinically meaningful benefit when administered in a proprietary dual combination, based on CFHBE assay data. PK observations in the SAD and Part C portions of the trial were generally consistent with the MAD findings shown.)
Potentiator Program—SION-3067
SION-3067 is a clinical-stage potentiator of CFTR gating activity that we have licensed from AbbVie. SION-3067 provides our pipeline with a third mechanism of action complementary to NBD1 stabilizers and future opportunities to develop additional combination products to potentially expand our CF franchise. SION-3067 has completed Phase 1, Phase 1b and Phase 2 trials and was generally well-tolerated in CF patients and healthy volunteers, with improvements observed in sweat chloride levels in combination with SION-2222. When SION-3067 was given as a monotherapy or in combination with SION-2222, all AEs were mild to moderate. The PK profile in CF patients was similar in healthy volunteers.
The activity of SION-3067 in patients with CF was evaluated in a randomized, double-blind, placebo-controlled Phase 2 trial in combination with SION-2222, as summarized above. Combination treatment of SION-3067 150 mg QD with SION-2222 resulted in improvements in FEV1 and sweat chloride levels in the homozygous F508del population. As expected, treatment with 50 mg QD or 150 mg QD SION-3067 monotherapy for 28 days did not result in improvements in FEV1 or sweat chloride levels.
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

Commercialization
We have exclusive worldwide commercial rights to our product candidates. Given our stage of development, we have not yet established a commercial organization or distribution capabilities. The CF patient populations are well-characterized and clearly identified in the U.S., Canada, Europe, Australia, and several other regions around the world, with highly active and informed CF patient advocacy groups. Most CF patients are treated at a limited number of centralized CF patient care centers by teams of healthcare professionals who are experts in and dedicated to treating CF.
We plan to independently commercialize our products, if approved, in the U.S. and in other regions where we determine it makes commercial sense to do so. Given the established CF patient care centers and the concentrated group of prescribing healthcare professionals, we believe we could commercialize our product(s) for CF with a relatively small specialty sales force focused on CF treatment centers and prescribers. At the appropriate time, and subject to regulatory approval and the scope of any approved indication, we plan to recruit a sales force and expand our medical affairs team and take other steps to establish the necessary commercial infrastructure. As our product candidates advance through our pipeline, our plans may change with respect to the timing, scope and manner of commercialization.
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
In particular, we expect to compete with Vertex, which has multiple approved products, as well as additional product candidates in development, for the treatment of CF that would compete with our product candidates, if approved. Vertex is the manufacturer of the five approved CFTR modulators, including the standard of care, Trikafta, and the triple modulator combination, Alyftrek, approved in December 2024. Any product candidates that we successfully develop and commercialize will compete with these existing therapies, as well as any new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates.
We may also face competition from other companies attempting to develop therapeutics targeting CF. For example, in October 2025, Fair Therapeutics, Inc. announced final results from a Phase 2b trial evaluating its CFTR modulators. Multiple companies are developing CF-utilizing nucleic acid therapies, which are compounds that allow expression of a functional CFTR protein and are relevant for the more than 5,000 people with CF who cannot make full-length CFTR protein and are not eligible for CFTR modulators. In addition, multiple companies are developing candidates for gene therapy approaches to treat CF.
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
If our product candidates do not offer advantages over available products, we may not be able to successfully compete against current and future competitors. The key factors affecting the success of our products, if approved, are likely to be their potential efficacy, safety, tolerability, convenience and availability of reimbursement.

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
NBD1 Stabilizers
We co-own with Sanofi a patent family that discloses and covers each of SION-719 and SION-451 and methods of using SION-719 and SION-451 for the treatment of CF. The patent family has entered the national phase and is pending in the United States, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Ecuador, Egypt, Eurasian Patent Organization, European Patent Office, Hong Kong, India, Israel, Jordan, Japan, Mexico, New Zealand, Oman, Peru, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and the United Arab Emirates. The statutory expiration for this family is September 2043. We own a non-provisional patent application that discloses and claims the use of our NBD1 stabilizer product candidates in combination with other agents for the treatment of CF, which has a statutory expiration of March 2045.
Complementary Modulators
We exclusively license from Sanofi one patent family that discloses and covers SION-109 and methods of using SION-109 for the treatment of CF. The patent family has entered national phase and is pending in the U.S., the European Patent Office, African Regional Industrial Property Organization, African Intellectual Property Organization, Algeria, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Eurasian Patent Office, Ecuador, Egypt, Guatemala, Hong Kong, Honduras, Israel, India, Jordan, Japan, Kuwait, Mexico, Malaysia, New Zealand, Nigeria, Oman, Panama, Peru, Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Sri Lanka, Thailand and the United Arab Emirates. The statutory expiration for this family is November 2040.
We exclusively license from AbbVie one patent family that discloses and covers SION-2222 and methods of using SION-2222 for the treatment of CF. The patent family includes granted patents in the United States, Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Croatia, Czech Republic, Denmark, Dominican Republic, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, Norway, Panama, Peru, Philippines, Poland, Portugal, Romania, Russia, Singapore, Slovakia, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, United Kingdom, Uruguay, and Vietnam, and has a statutory expiration date of October 2035. We exclusively license from AbbVie one patent family that discloses and covers SION-2851 and methods of using SION-2851 for the treatment of CF. The patent family includes granted patents in the United States, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, France, Germany, India, Israel, Italy, Japan,

Malaysia, Mexico, New Zealand, Pakistan, Panama, Peru, Philippines, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, Ukraine, United Kingdom, Uruguay, and Vietnam, and has a statutory expiration date of July 2036.
We exclusively license from AbbVie one patent family that discloses and covers SION-3067 and methods of using SION-3067 for the treatment of CF. The patent family includes granted patents in the United States, Albania, Australia, Austria, Belgium, Brazil, Bulgaria, Chile, China, Colombia, Costa Rica, Croatia, Cyprus, Czech Republic, Denmark, Dominican Republic, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Latvia, Liechtenstein, Lithuania, Luxembourg, Macau, Malta, Mexico, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Panama, Peru, Philippines, Poland, Portugal, Romania, Russia, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey, United Kingdom, and Vietnam, a pending application in Canada and Ecuador, and has a statutory expiration date of May 2037. Additionally, the patent family includes granted patents in Argentina and Taiwan, each of which has a statutory expiration date of June 2037.
We own two patent applications that each disclose and contain claims that recite the use of our NBD1 stabilizer product candidates in combination with SION-109, SION-2222, SION-3067, Trikafta and/or other modulators for the treatment of CF. The first is a Patent Cooperation Treaty international application and has a statutory expiration of October 2043, and the second is a non-provisional patent application (discussed above), which has a statutory expiration of March 2045.
Licensing and Collaboration Agreements
Sanofi License Agreement
On December 20, 2019, we entered into a license agreement, as amended by Amendment No. 1 dated May 14, 2020, Amendment No. 2 dated June 8, 2020, Amendment No. 3 dated December 14, 2021, Amendment No. 4 dated January 28, 2022, Amendment No. 5 dated February 21, 2023 and Amendment No. 6 dated October 28, 2024 (as amended, the “Sanofi License Agreement”), with Sanofi, pursuant to which we have been granted an exclusive, worldwide license to develop, commercialize, manufacture, use, hold, keep, register or dispose of certain compounds, patents and proprietary information and inventions, in each case for therapeutic, prophylactic, prognostic and diagnostic purposes in or for humans, subject to retained rights. The licensed and derived rights are directed, among other things, to CFTR modulator therapies which are being utilized in SION-719, SION-109 and SION-451.
Pursuant to the terms of the Sanofi License Agreement, we must use commercially reasonable efforts to develop, pursue regulatory approval for and commercialize a licensed product. Sanofi and its affiliates retain the right to practice under the licensed patents and use the licensed know-how solely to conduct non-clinical research for all therapeutic, prophylactic, prognostic and diagnostic uses in or for humans, other than for CF; provided, however, that Sanofi will not file any patents that claim a licensed compound.
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
CFF Payment Agreement
On December 20, 2019, we entered into a payment agreement (the “CFF Payment Agreement”) with CFF, pursuant to which we agreed to provide CFF with compensation in exchange for the grant of, and forbearance from exercising, certain of CFF’s rights existing under the Research, Development and Commercialization Agreement, dated October 1, 2011, by and between CFF (through an assignment by Cystic Fibrosis Foundation Therapeutics, Inc.) and Genzyme Corporation, an affiliate of Sanofi (the “CFFT-Genzyme Agreement”). As described above, we have been granted a license to certain compounds, patents and know-how pursuant to the Sanofi License Agreement, some of which were generated as a result of a research plan under the CFFT-Genzyme Agreement. Under the CFF Payment Agreement, we are obligated to compensate CFF in connection with our development and commercialization of licensed products under the Sanofi License Agreement. Concurrent with the execution of the CFF Payment Agreement, Sanofi and CFF terminated the CFFT-Genzyme Agreement.
As initial consideration for CFF’s grant of, and forbearance from exercising, its rights under the CFFT-Genzyme Agreement, we issued CFF 300,300 shares of our Series Seed preferred stock. In addition, we agreed to pay CFF a sub-teen double-digit percentage of any amounts paid by us to Sanofi under the Sanofi License Agreement, other than milestone, royalty or reimbursement payments. As of December 31, 2025, we have paid CFF a total of approximately $0.2 million in accordance with the terms of the CFF Payment Agreement. In addition, we are required to pay CFF a total of up to $40.0 million upon achievement of certain late-stage developmental and commercial milestones. None of such milestones have been achieved to date. We are also required to pay revenue-shares of royalty payments to CFF in the low single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets. Such milestone and royalty payments shall be reduced for products covered by derived patents. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of (i) the expiration of the last-to-expire valid claim within the relevant patent rights that claims such product or its exploitation in such country, (ii) the tenth anniversary of the first commercial sale of a product in such country and (iii) expiration of regulatory exclusivity of a product in such country. Further, a side letter was executed between us and Sanofi, which clarifies the relationship between us, Sanofi and CFF, under which we are obligated to pay Sanofi 20% of the milestones it would have been obligated to pay CFF, net of the milestone amounts it is obligated to pay under the Sanofi License Agreement.
If at any time prior to the first commercial sale of a product developed as a result of the CFF Payment Agreement, we cease to use commercially reasonable efforts to develop, and obtain and maintain regulatory approvals for, at least one of our products for therapeutic, prophylactic, prognostic or diagnostic uses in or for humans in specified major markets for a continuous period of 365 days, CFF has the option to exercise rights to an exclusive, irrevocable, worldwide interruption license under our patents, the licensed patents and the licensed know-how, to develop, manufacture, use, sell, offer to sell and import any of our products containing a licensed compound or any compound covered by a licensed patent or incorporating licensed know-how.
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
AbbVie License Agreement
On July 11, 2024, we entered into a license agreement (the “AbbVie License Agreement”) with AbbVie, pursuant to which we have been granted an exclusive worldwide, royalty-bearing, sublicensable license to certain patent and other intellectual property rights to research, develop, commercialize, make, manufacture, use, import and sell products for prophylactic or therapeutic use in humans for all indications, subject to certain limitations and retained rights. The licensed rights are directed, among other things, to three clinical-stage CFTR modulator therapies: SION-2222, a TMD1-directed CFTR corrector, SION-3067, a CFTR potentiator, and SION-2851, a TMD1-directed corrector. Under the AbbVie License Agreement, we have assumed all global development and commercialization responsibilities for such therapies. Pursuant to the terms of the AbbVie License Agreement, we must use commercially reasonable efforts to develop, pursue regulatory approval for and commercialize a licensed product. We are also required to achieve certain development milestones within specified time periods for products incorporating intellectual property covered by the AbbVie License Agreement.
The license granted to us under the AbbVie License Agreement is subject to certain preexisting rights held by AbbVie and Galapagos. In particular, certain of the licensed patents and other intellectual property rights were developed by or on behalf of Galapagos and are sublicensed to us subject to the terms of the second amended and restated collaboration agreement between Galapagos and AbbVie dated as of October 24, 2018 (the “Galapagos License Agreement”), as amended by a side letter between Galapagos and AbbVie dated as of July 11, 2024. We are also entitled to sublicense the rights granted to us under the AbbVie License Agreement under certain circumstances, provided that any such sublicense must be consistent with the terms of the AbbVie License Agreement and the Galapagos License Agreement.
As initial consideration for the license, we paid a non-refundable, upfront payment of $5.0 million and issued 1,414,445 shares of our common stock to AbbVie. In addition, we are required to pay AbbVie a total of up to $360.0 million upon achievement of certain development and commercial milestones, consisting of up to $70.0 million in late-stage development milestones and up to $290.0 million in commercial milestones. None of such milestones have been achieved to date. We are also required to pay royalties to AbbVie in the low to mid single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets, with the percentage range depending in part on the compounds used. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of (i) the expiration of the last-to-expire valid claim within the relevant patent rights that covers the manufacture, use, sale or other exploitation of a product in such country, (ii) the tenth anniversary of the first commercial sale of a product in such country and (iii) expiration of regulatory exclusivity of a product in such country. In addition, we are required to pay AbbVie up to $130.0 million in commercial and sales-based milestone payments, mid to high single-digit royalties on the licensed products or other payments due to Galapagos pursuant to the Galapagos License Agreement, to the extent such payments are triggered by our use of the licensed rights under the AbbVie License Agreement. To date, no payments have been triggered.
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
•satisfactory completion of FDA inspections of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
•FDA review and approval of the NDA.
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
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an IEC and informed consent from subjects. FDA must be able to validate the data from the study through an on-site inspection if necessary.
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
Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects, or their legal representative, provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the exclusion and inclusion criteria, the objectives of the trial, dosing procedures, subject selection, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. As part of an IND, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA.
Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data monitoring committee ("DMC"), which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety or health risk for subjects or other grounds, such as no demonstration of efficacy.
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
•Phase 3: The investigational drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk/benefit profile of the product, and to provide adequate information for product approval and labeling of the product. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA, although in some cases a single trial may be considered sufficient.
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval for an NDA.

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
The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, whether alone or in combination with one or more other products, to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request that the FDA grant the product Fast Track designation any time before receiving NDA approval but ideally no later than the pre-NDA meeting. Fast Track designation provides increased opportunities for sponsor interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a Fast Track designated product on a rolling basis before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The FDA’s goal for reviewing a Fast Track application does not begin until the last section of the

NDA is submitted. Fast Track designation may be rescinded if the designation is no longer supported by data emerging in the clinical trial process.
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
A product may also be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be demonstrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA from the date of filing. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
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
Clinical Trial Approval
In April 2014, the European Union adopted a Clinical Trials Regulation (EU) No 536/2014 (the “Clinical Trials Regulation”) which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022, subject to transitional provisions which meant that since January 31, 2025, all clinical trials in the EU have been subject to the Clinical Trials Regulation. The Clinical Trials Regulation is directly applicable in all European Union Member States, meaning no national implementing legislation in each European Union Member State is required. The legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.
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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Following approval, MA holders are subject to ongoing obligations, including pharmacovigilance and safety reporting requirements.
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

Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission's legislative proposals are approved (with or without amendment), they will be adopted into European Union law.
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
Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform has been an ongoing focus of the Trump Administration and was a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminated the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”) effective January 1, 2024. As another example, the Inflation Reduction Act of 2022 (“IRA”) includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs for beneficiaries, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first set of negotiated prices having gone into effect January 1, 2026). The focus on health care reform, including reform of drug pricing and payment, has continued in the wake of the IRA.
The One Big Beautiful Bill Act of 2025 (“OBBBA”), for example, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.
On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.
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
Coverage and Reimbursement
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price negotiations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the U.S., such laws and regulations include data breach notification laws, consumer privacy laws, health information privacy and security laws and consumer protection laws. Privacy and security laws, regulations and other obligations are constantly evolving and may conflict with each other to complicate compliance. The federal government and several states have also recently taken steps to restrict data transactions involving countries outside the U.S. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of certain types of data, including health data, genetic data, and biospecimens, to countries of concern, including China. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions.
Employees and Human Capital Resources
As of February 15, 2026, we had 59 full-time employees, of which 15 had M.D. or Ph.D. degrees. Within our workforce, 31 employees were engaged in research and development and 28 were engaged in general and administrative activities, including business development, finance, legal and corporate administration as of February 15, 2026. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and support the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, professional development programs that enable continued learning and growth and a robust employment package that promotes well-being across multiple aspects of employees' lives, including health care, retirement planning and paid time off.
Corporate Information
We were incorporated under the laws of the State of Delaware in August 2019 under the name Sling Therapeutics, Inc., and changed our name to Sionna Therapeutics, Inc. in November 2021. Our principal executive offices are located at 21 Hickory Drive, Suite 500, Waltham, MA 02451, and our telephone number is (617) 819-2020. We have one subsidiary, Sionna Therapeutics Securities Corporation (f/k/a Sling Therapeutics Securities Corporation), formed in 2020 under the laws of the Commonwealth of Massachusetts.

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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $75.3 million and $61.7 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $256.4 million and $181.1 million as of December 31, 2025 and 2024, respectively. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $75.3 million and $61.7 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $256.4 million and $181.1 million as of December 31, 2025 and 2024, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $310.3 million, including net proceeds of $199.6 million from our initial public offering in February 2025. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•the scope, timing, progress, costs, complexity and results of discovery, preclinical development and clinical trials for our current or future product candidates, including any additional expenses attributable to adjusting our anticipated development plans;
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
•the effect of macroeconomic trends including fluctuating inflation levels, capital markets disruption, and interest rates;

•addressing any potential supply chain interruptions or delays, which may be due in part to international tariffs; and
•the costs of operating as a public company.
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, fluctuating inflation and capital markets disruptions, international tariffs, the Russia-Ukraine and Israel-Gaza conflicts, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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

To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of at least one of our NBD1 stabilizer product candidates, SION-719 and SION-451, which are currently in development for the treatment of cystic fibrosis ("CF"). Our NBD1 stabilizers are being developed for use either in combination with one of our complementary modulator candidates or the standard of care. We are currently evaluating SION-719 in a Phase 2a proof-of-concept clinical trial as an add-on to the standard of care for CF and SION-451 in a Phase 1 dual combination trial with each of our two most advanced complementary modulator candidates, galicaftor (SION-2222) and SION-109.
The success of SION-719, SION-451 and our other product candidates will depend on several factors, including the following:
•successful and timely initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•the safety, tolerability and pharmacokinetic profile of our product candidates observed in clinical trials, including in combination with the standard of care;
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
•acceptance of our products, if approved, by CF patients, the medical community and third-party payors, and their perspective on the cost, safety, tolerability and efficacy and perceived advantages of alternative therapies for CF, including the standard of care;
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
•our ability to establish and maintain relationships with third-party manufacturers and their ability to comply with current good manufacturing practices (“cGMPs”), as well as our ability to make arrangements with third-party manufacturers to ensure adequate supply for our clinical trials and commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•the availability of drug substance and drug product for use in production of our product candidates;
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
•the sufficiency of our financial resources to fund our operations and our ability to raise necessary additional funds;
•the impact of competition with other products approved for the treatment of CF and product candidates in development for the treatment of CF; and
•maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell our current or future product candidates.

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
We are early in our development efforts. Each of our product candidates will require additional preclinical and/or clinical development and regulatory approval, and will require us to obtain sufficient manufacturing supply, capacity and expertise. We have not completed any clinical trials of our product candidates in any CF patients to date. Further, we will be required to build a commercial organization or successfully outsource commercialization, and make substantial investment and significant marketing efforts before we generate any revenue from product sales, if ever. Given our early stage of development, it will take several years before we can demonstrate the safety and efficacy of a product candidate sufficient to warrant approval for commercialization, if we can do so at all.

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
We intend to develop a proprietary dual combination of an NBD1 stabilizer with a complementary modulator and/or an NBD1 stabilizer as an add-on to the standard of care. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We are currently evaluating SION-719 in combination with the standard of care in a Phase 2a proof-of-concept trial in CF patients, which we initiated in October 2025. We are also currently evaluating SION-451 in dual combinations with our two most advanced complementary modulator candidates, SION-2222 and SION-109 in a Phase 1 trial in healthy volunteers. The development of a proprietary dual combination is our prioritized development path. In either development scenario, the use of our product candidates in combination with each other or with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
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
In addition, to the extent we choose to develop and commercialize a product candidate for use in combination with an approved therapy, any safety, efficacy, regulatory, manufacturing or supply issues that could arise with respect to the approved therapy could have an adverse impact on us. Prescribing information for the approved therapy, such as risk information like a boxed warning, or limitations of use, could negatively impact our ability to develop and commercialize a product as an add-on to the approved therapy. If the approved therapy is replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, the outcome of which would be uncertain and may not be predicted by earlier trials, or we may not be able to obtain adequate reimbursement from third-party payors. Further, the FDA or comparable foreign regulatory authorities could revoke approval of a therapy we evaluate in combination with our product candidate.
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
Our current and future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies, Phase 1 and Phase 2a clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the side effects of product candidates at various doses and dosing schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety, tolerability, pharmacokinetic profile, and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials, particularly because our NBD1 stabilizer product candidates target the NBD1 domain of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein, a novel target which has not previously been tested in CF patients.
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
Targeting the NBD1 domain of the CFTR protein is novel, and the time, cost of development, and likelihood of successful product development is difficult to predict.
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
While products modulating the CFTR protein have been approved by the FDA and comparable foreign regulatory authorities, to date, no product that directly targets the NBD1 domain has been approved, and to our knowledge, no product candidate directly targeting the NBD1 domain is currently in development. As a result, it is difficult to predict the developmental challenges we may encounter as our NBD1 stabilizers proceed through clinical trials, including our ongoing clinical trials evaluating SION-451 in combination with each of SION-2222 and SION-109, and evaluating SION-719 as an add-on to the standard of care. It is also difficult for us to predict the time and cost of development of an NBD1 stabilizer-anchored combination therapy, whether any of our clinical trials will be successful, and whether our novel approach will result in the successful development and regulatory approval of any product candidates. Any development problems we experience in the future related to our NBD1 stabilizer product candidates or any of our complementary modulator candidates may cause significant delays or unanticipated costs, and such development problems may not be able to be solved. The novelty of our product candidates and our combination therapy approach may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform, or prohibitively costly. Any of these factors may prevent us from completing clinical trials that we may initiate, and obtaining regulatory approval of or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.
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
We may seek orphan drug designation or exclusivity in the indications targeted by our current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. For example, under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition. In order for the FDA to grant orphan drug designation to one of our product candidates, the agency must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the U.S. or that affects 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the U.S. Orphan drug designation must be requested before submitting an NDA. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet the required standard, or that the data we have provided are not adequate to justify the scientific plausibility of our product candidate.
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
In addition, even after an orphan drug is approved, the FDA can subsequently approve a different product candidate for the same condition without any requirement to demonstrate potential for clinical superiority (efficacy, safety, or other major contribution to patient care) relative to a product that already has orphan designation or exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
A similar regulatory scheme governs approval of orphan product candidates by the European Medicines Agency (“EMA”) in the European Union. The orphan product marketing exclusivity period in the European Union is ten years, which can be reduced to six years if at the end of the fifth year it is determined that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. The EMA may conclude that our product candidate(s) may not meet the criteria to justify orphan designation.
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
We may not be able to submit investigational new drug applications "INDs" or IND amendments to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
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
Successful and timely completion of clinical trials will require that we identify and enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or if a large number of patients withdraw. We cannot predict how successful we will be at enrolling subjects in our clinical trials. We may conduct clinical trials that would require patients to discontinue standard of care therapy, and we may experience challenges finding, enrolling and retaining CF patients who are willing to discontinue their current treatment regimens to participate in such trials. For example, AbbVie previously terminated part of a Phase 2 trial that was intended to evaluate multiple doses of SION-3067 in combination with a fixed dose of SION-2222 because this part was deemed not enrollable due to, among other reasons, the increasing availability of the standard of care for CF. Subject enrollment is affected by other factors including:
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
•competing third-party clinical trials including trials conducted by Vertex Pharmaceuticals, Inc. ("Vertex"), enrolling currently or in the future, and clinicians’ and patients’ perceptions as to the potential advantages and risks of the third-party product candidate being studied in relation to other available therapies, including the standard of care, other therapies currently approved, or that may be approved in the future, for CF, or other investigational drugs in clinical development for CF;
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
We have conducted and are currently conducting certain of our clinical trials in Australia, and we plan to conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association (“TGA”) for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion of foreign data in a U.S. marketing application more difficult or costly. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.
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
Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements including with respect to data privacy and security, which may impose heightened requirements and data transfer restrictions;
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
In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to produce adequate quantities of our product candidates and meet required timelines. Further, as we seek to scale-up our manufacturing processes, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
The manufacture of our product candidates is complex and requires significant expertise. As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, various aspects of the development program, such as manufacturing methods and formulation, may be altered in an effort to reduce costs or optimize processes and product characteristics, and such outcomes may not be achieved. Any of these changes could cause our product candidates to perform differently and affect the results of our current or future clinical trials. Such changes may also require additional testing, or notification to or approval by the FDA or another comparable regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.
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
Because we have limited financial and management resources, we are focused on a single indication, CF, and we focus our research and development efforts on certain selected development programs and product candidates. We are currently primarily focused on the development of SION-719 and SION-451, our NBD1 stabilizers, and our portfolio of complementary modulators. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. For instance, the development of a proprietary dual combination is our priority. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the viability, commercial potential or target market for any of our current or future product candidates, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to a product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
We currently engage CROs and other vendors to conduct our clinical trials, and similarly expect to engage CROs and other vendors for future clinical trials for our current and any future product candidates that we may progress to clinical development. We expect to continue to rely on third parties, including but not limited to clinical data management organizations, healthcare institutions operating as clinical sites and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. We may encounter challenges or delays in our CRO/vendor relationships in the future which may cause a material adverse impact on our business, financial condition and prospects.
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
Our reliance on CDMOs for manufacturing activities reduces our control over these activities, but does not relieve us of our responsibility to ensure compliance with all required regulations. In particular, we do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may be unable to obtain regulatory approval of our potential future marketing applications. In addition, although we conduct routine qualification audits and have quality agreements in place with our CDMOs, we have no direct operational control over their ability to maintain adequate quality control, quality assurance and qualified personnel. Our CDMOs may face manufacturing or quality control problems causing production and shipment delays, or CDMOs may fail to maintain compliance with the applicable cGMP requirements. The facilities used by our CDMOs are subject to continual review and periodic inspections by the FDA and comparable foreign regulatory authorities. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products.
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, legislation recently signed into law, known as the BIOSECURE Act, implements a prohibition on U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by certain identified Chinese biotechnology companies and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. By December 18, 2026, the Director of the Office of Management and Budget ("OMB") will publish a full list of "biotechnology companies of concern" based on recommendations from key federal Secretaries and

Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. We have an agreement with a Chinese biotechnology company, pursuant to which it may manufacture certain of our clinical trial materials from time to time. This Chinese company was initially identified as a "biotechnology company of concern" in an earlier proposed version of the BIOSECURE Act, but that legislation did not pass, and the company is not named in the final law; however, it could be added in the future. The BIOSECURE Act has the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Additionally, our use of foreign CROs and CDMOs, including those located in China, may be subject to unanticipated changes in the geopolitical landscape that could have negative impacts on our business operations.
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
We cannot predict whether the patent applications we currently or may in the future pursue will issue as patents in any particular jurisdiction or will provide sufficient protection against competitors or other third parties. Currently, much of our patent portfolio, including the applications related to our NBD1 product candidates, are in various stages of the patent prosecution process. Nor can we predict the outcome of any challenge by our competitors to the validity or enforceability of any such patents. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a generic product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of the competitive advantage necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approval, the period of time during which we could market a product candidate under patent protection could be reduced (unless we obtain a patent term extension corresponding to such delays).
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
We rely on certain third-party trade secrets, technical know-how, proprietary information and other confidential information to protect our product candidates and as otherwise useful to our business. Monitoring unauthorized uses and disclosures of trade secrets and other confidential information is difficult, and we do not know whether the steps we have taken to protect our confidential intellectual property will be effective. We seek to protect our confidential information, in part, through confidentiality and non-disclosure agreements with our employees, consultants, collaborators, suppliers and other parties. These agreements typically restrict the ability of our employees, consultants, advisors and third-party contractors to use or disclose our proprietary information or publish data potentially relating to our proprietary information. Despite our efforts to protect trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other proprietary information by the parties to these agreements. There can be no assurance that these agreements will not be breached, including by disclosure of our confidential information. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and trade secret status could be lost as a result. We also cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary product candidates and processes.. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be liable to the owner of that confidential information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary product candidates and processes will be effective.
To the extent that we rely on third parties to manufacture or commercialize our product candidates, or if we collaborate with additional third parties for the development of our product candidates, we must, at times, share proprietary information with them. We may also conduct joint research and development programs that may require us to share potential trade secrets under the terms of our research and development partnerships or similar agreements. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such potential trade secrets become known by our competitors, are inadvertently incorporated into the product candidates of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and other confidential information, a competitor’s discovery of such information or other unauthorized use or disclosure thereof could have an adverse effect on our business and results of operations.
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
In particular, we expect to compete with Vertex, which has multiple approved products, as well as additional product candidates in development, for the treatment of CF that would compete with our product candidates, if approved. Vertex holds substantial market share in our product candidates’ proposed markets, and has substantially greater name recognition, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our commercial opportunity could be reduced or eliminated if Vertex or another competitor develops and commercializes products that are safer or more effective, have fewer or less severe side effects, or are more convenient or are less expensive than any product candidate that we may develop. Vertex or another competitor may also obtain approval by FDA or comparable foreign regulatory authorities for its product candidates currently in development more rapidly than we may obtain approval for our product candidates. Competing products could present superior treatment alternatives and could render our product candidates obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Even if one or more of our product candidates achieves marketing approval, it may be priced at a significant premium over competitive products, or otherwise not achieve broad market access, resulting in reduced competitiveness. If we do not compete successfully, we may not generate or derive sufficient revenue from any product candidate for which we obtain marketing approval and may not become or remain profitable.

Smaller or early-stage companies could also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. This may include other small-molecule drug discovery companies using similar approaches or other types of therapies, such as gene therapy, gene editing and/or mRNA therapies. If successful, gene therapy, gene editing, and/or mRNA therapies could repair or replace the defective CFTR gene or produce functional CFTR protein and reduce or eliminate the need for CFTR modulators. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring intellectual property complementary to, or that may be necessary for, our programs. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
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
•the product’s acceptance into standard of care treatment algorithms by medical societies that could affect payor and physician uptake;
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
Disruptions at the FDA and other agencies, including substantial leadership, personnel and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including a 43-day period that began on October 1, 2025, due to budgetary issues and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns or other disruptions at the FDA, SEC or other government agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may significantly reduce the value of our shares to a potential acquiror or make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by our stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and may fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
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
Our executive officers, directors, principal stockholders, and their respective affiliates own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
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
We, like others in our industry, have experienced and may continue to experience threats or system failures which could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. We have not yet conducted any internal audits or penetration tests on our information technology systems, nor have we enlisted any external parties to conduct security audits or penetration tests on our behalf. Such assessments, when conducted, could indicate vulnerabilities in our information technology systems which we may not be able to effectively remediate. If a security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to endeavor to protect against security incidents.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. Further, although we maintain cyber liability insurance, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to adverse impacts relating to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
The legislative and regulatory framework for the processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, transfer, security and processing of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act (the "CCPA")), and other similar laws. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to HIPAA, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses. For example, For example, the CCPA establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect, use, and share personal information about such individuals. The California Privacy Rights Act, or the CPRA, significantly modified the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to personal information, and established a state agency vested with the authority to enforce the CCPA While these state laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act, which imposes an additional layer of protection regarding consumer health data and creates a private right of action. A smaller number of states have passed laws protecting biometric information. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with them.
Additionally, through executive and legislative action, the federal government has taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons or entities affiliated with China and certain other countries of concern. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.
Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, if we commence clinical trials in Europe, which we anticipate commencing if our product candidates advance to later stages of development, our processing of personal data in that context would become subject to the European Union’s General Data Protection Regulation (“EU GDPR”), and/or the United Kingdom’s so-called “UK GDPR” (together, the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that are subject to it, including relating to having a legal basis for processing personal data, relating to the processing of sensitive data (such as health data), obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union and the UK, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
Artificial intelligence presents risks and challenges that can impact our business, including by posing cybersecurity risks to our confidential information, proprietary information, and personal data.
We may use, and our vendors may incorporate, artificial intelligence, or AI, both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes, claims of infringement, legal liabilities or financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.
Additionally, our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Commencing with this Annual Report, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for each year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, when we lose our status as an “emerging growth company” and if we do not otherwise qualify as a “non-accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting, which will require additional expense, resources and management commitment.
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
We have generated, and expect to continue to generate, significant federal and state net operating loss (“NOL”) carryforwards. As of December 31, 2025, we had federal and state net operating loss carryforwards of $148.0 million and $155.4 million, respectively. Under current tax laws and regulations, these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 generally may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income for taxable years beginning after December 31, 2020. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership which may be out of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities.
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
For example, under H.R. 1, taxpayers are now permitted to immediately deduct domestic research and development expenses for taxable years beginning after December 31, 2024. Taxpayers may alternatively elect to capitalize and amortize such expenses. In addition, H.R. 1 provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for domestic research and development expenses in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for domestic research and development expenses in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. However, pursuant to Section 174 of the IRC, in taxable years beginning after December 31, 2021, foreign research and development expenses must continue to be capitalized and amortized.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed broad-based tariffs on imports from almost all countries, including significant tariffs applicable to imports from China, where certain of our clinical trial materials are manufactured. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, their impact has already been seen, and we expect will continue to be seen, in global markets. Historically, tariffs have led to increased trade and political tensions between the U.S. and countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
The audit committee of Sionna's board of directors has ultimate oversight over cybersecurity risk. Our IT Leadership presents to the audit committee periodically regarding cybersecurity matters, including updates on security testing and assessments, cyber risks, and related cyber strategy, as applicable. The Chief Financial Officer and the Chief Legal Officer are responsible for informing the audit committee in the event of any material cybersecurity incidents and any potential disclosure obligations arising from such incidents. The audit committee will update the board of directors on matters related to cybersecurity as needed.
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
Holders of our Common Stock
As of February 1, 2026, there were approximately 10 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Securities Authorized for Issuance under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.
Use of Proceeds from our IPO
On February 6, 2025, the SEC declared effective our registration statement on Form S-1 (File No. 333-284352), as amended (the "Registration Statement"), filed in connection with our initial public offering (the "IPO"). Pursuant to the Registration Statement, we registered the offer and sale of 12,176,467 shares of our common stock with a proposed maximum aggregate offering price of approximately $219.2 million. Goldman Sachs & Co. LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, and Guggenheim Securities, LLC acted as representatives of the underwriters for the offering. On February 10, 2025, we raised aggregate net proceeds of $199.6 million from the sale of 12,176,467 shares of common stock at a price of $18.00 per share, which included 1,588,234 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, before deducting offering costs payable by us of $4.2 million.
The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on February 7, 2025.
We continue to hold a significant portion of the balance of the net proceeds in cash equivalents and marketable securities. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on February 7, 2025 pursuant to Rule 424(b) under the Securities Act.

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
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Also see the section titled “Cautionary Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. For convenience of presentation, some of the numbers have been rounded in the text below.
Overview
We are a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) by developing novel medicines that normalize the function of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein to deliver clinically meaningful benefit to people with CF. Our goal is to deliver differentiated medicines for people with CF that can restore their CFTR function to as close to normal as possible by directly stabilizing CFTR’s nucleotide binding domain 1 (“NBD1”). We believe stabilizing NBD1 is central to unlocking dramatic improvements in clinical outcomes and quality of life for people with CF. We are also advancing a portfolio of complementary CFTR modulator candidates designed to work synergistically with our NBD1 stabilizers to improve CFTR function, as seen in preclinical models.
We believe our robust pipeline provides multiple potential pathways to achieve our mission, either through development of an NBD1 stabilizer and a complementary modulator in combination with each other to produce a proprietary dual combination, or an NBD1 stabilizer administered in combination with the standard of care for CF. While we have prioritized development of a proprietary dual combination, we believe both development pathways offer attractive commercial opportunities.
In June 2025, we announced positive topline data from our two randomized, double-blinded, placebo-controlled Phase 1 clinical trials evaluating SION-719 and SION-451, our lead NBD1 stabilizer product candidates, in healthy volunteers, and our plans to advance both compounds to the next phase of clinical development. The trials assessed the safety, tolerability, and pharmacokinetics ("PK") of single and multiple ascending doses of each product candidate, as well as food effect and tablet bioequivalence.
Both SION-719 and SION-451 were generally well tolerated in these trials, with no serious adverse events, treatment emergent adverse events that led to discontinuation of drug, or dose-limiting toxicities observed. The Phase 1 data also supported the use of a tablet formulation in future trials and indicated that both compounds could be dosed in a fed or fasted state. Both NBD1 stabilizers met target exposure thresholds. Based on the Phase 1 data and our preclinical CF human bronchial epithelial ("CFHBE") model, we believe our NBD1 stabilizers have the potential to provide clinically meaningful benefit to people with CF when SION-719 is administered as an add-on to the standard of care or when SION-451 is used in proprietary dual combinations with one of our complementary modulators.
In October 2025, we announced the initiation of a Phase 2a proof-of-concept trial in CF patients evaluating SION-719 as an add-on to the standard of care. The Phase 2a trial, called PreciSION CF, is designed to evaluate the safety, tolerability, and PK of SION-719 when administered with the standard of care for CF, Vertex Pharmaceuticals, Inc.'s Trikafta, and to assess change in CFTR function as measured by sweat chloride levels. Additionally, in August 2025, we announced the initiation of a Phase 1 dual combination trial in healthy volunteers evaluating SION-451 in dual combinations with each of SION-2222 and SION-109, two of our complementary CFTR modulators. The trial will evaluate the safety, tolerability, and PK of varying doses of the dual combinations and will inform selection of a dual combination for further development. Topline data from both trials are anticipated in mid-2026.
Liquidity and Financial Condition
Since our inception, we have funded our operations primarily with proceeds from private placements of convertible preferred stock and through net proceeds from our IPO. During 2025, we completed our IPO and raised aggregate net proceeds of $199.6 million from the sale of 12,176,467 shares of common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares. As of December 31, 2025, we have raised aggregate net proceeds of $530.0 million. We have not generated any revenue from product sales or other sources.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $75.3 million and $61.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $256.4 million.
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
We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our current or any future product candidates, which we expect will take a number of years or may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings or other capital sources, potentially including collaborations, licenses or other strategic arrangements. See the section titled “—Liquidity and Capital Resources.” We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $310.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we could utilize our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Annual Report.
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
As initial consideration for the license, we paid a non-refundable, upfront payment of $1.5 million, as well as a reimbursement of $0.3 million for Sanofi’s research and development expenses, which was previously recorded as research and development expense because the acquired license represented in-process research and development with no alternative future use. In addition, we are required to pay Sanofi a total of up to $40.0 million upon achievement of certain late-stage developmental and commercial milestones. As of December 31, 2025, no milestones were achieved. We are also required to pay royalties to Sanofi in the low single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets. Such royalty payments shall be reduced for products covered by derived patents.
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
As initial consideration for CFF’s grant of, and forbearance from exercising, its rights under the CFFT-Genzyme Agreement, we paid an upfront fee of $0.2 million and issued CFF shares of our preferred stock, valued at $1.0 million, which were previously recorded as research and development expenses. In addition, we agreed to pay CFF a sub-teen double-digit percentage of any amounts paid by us to Sanofi under the Sanofi

License Agreement, other than milestone, royalty or reimbursement payments. We are required to pay CFF a total of up to $40.0 million upon achievement of certain late-stage developmental and commercial milestones. As of December 31, 2025, no milestones were achieved. We are also required to pay revenue-shares of royalty payments to CFF in the low single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets. Such milestone and royalty payments shall be reduced for products covered by derived patents. Further, a side letter was executed between us and Sanofi, which clarifies the relationship between us, Sanofi and CFF, under which we are obligated to pay Sanofi 20% of the milestones it would have been obligated to pay CFF, net of the milestone amounts it is obligated to pay under the Sanofi License Agreement.
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
In addition, we are required to pay AbbVie up to $130.0 million in commercial and sales-based milestone payments, mid to high single-digit royalties on the licensed products or other payments due to Galapagos pursuant to the Galapagos License Agreement, to the extent such payments are triggered by our use of the licensed rights owned by Galapagos under the AbbVie License Agreement. There were no milestones achieved under the AbbVie License Agreement and Galapagos License Agreement as of December 31, 2025.
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
External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a product candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses and allocated expenses. We do not track our internal research and development expenses on a program-by-program basis as they either relate to early-stage research expenses, such as lab supplies or our personnel expenses, consulting fees or other costs that are deployed across multiple programs.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll tax, bonuses, benefits and stock-based compensation charges for those individuals in executive, legal, finance, human resources, business development, information technology and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for auditing, accounting, tax and consulting services. Lastly, corporate overhead expenses such as information technology, insurance, facilities, and depreciation that are not allocated to the Company’s research and development activities are included in general and administrative expenses. We recognize general and administrative expenses in the periods in which they are incurred.
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
Interest Income
Interest income consists primarily of interest earned and the amortization of discount or premiums on our cash equivalents and marketable securities. Interest income increased in 2025 primarily due to the investment of proceeds from our IPO. We expect interest income to decrease in future periods as our investment balances are reduced through operating activities.
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
As of December 31, 2025 and 2024, we had $148.0 million and $65.6 million of federal net operating loss ("NOL") carryforwards, and $155.4 million and $68.2 million of state NOL carryforwards, respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2045. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2025 and 2024, we have recorded a full valuation allowance against our net deferred tax assets.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Year Ended December 31,		Change
	2025	2024
Operating expenses:
Research and development	$60,263	$57,288	$2,975
General and administrative	28,719	13,268	15,451
Total operating expenses	88,982	70,556	18,426
Loss from operations	(88,982)	(70,556)	(18,426)
Other income:
Interest income	13,295	8,170	5,125
Other income	419	698	(279)
Total other income:	13,714	8,868	4,846
Net loss	$(75,268)	$(61,688)	$(13,580)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,		Change
	2025	2024
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$32,865	$22,065	$10,800
Complementary modulator programs(2)	5,781	6,531	(750)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	14,668	9,128	5,540
Other R&D related costs	4,616	3,334	1,282
Facility, lab and depreciation	2,333	2,591	(258)
IPR&D acquisition related costs	—	13,639	(13,639)
Total research and development expenses	$60,263	$57,288	$2,975
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $3.0 million to $60.3 million for the year ended December 31, 2025, from $57.3 million for the year ended December 31, 2024. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $10.1 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses decreased by $7.1 million primarily due to IPR&D acquisition costs incurred in connection with our license agreement with AbbVie of $13.6 million in the third quarter of 2024, partially offset by a $5.5 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline, and a $1.3 million increase in other R&D related costs, primarily driven by the use of third parties.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Year Ended December 31,		Change
	2025	2024
Personnel-related (including stock-based compensation)	$18,898	$7,842	$11,056
Professional services & fees	7,858	3,889	3,969
Facility and depreciation	1,963	1,537	426
Total general and administrative expenses	$28,719	$13,268	$15,451
General and administrative expenses increased by $15.5 million to $28.7 million for the year ended December 31, 2025, from $13.3 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to:
•$11.1 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce; and
•$4.0 million increase in fees related to the use of third parties, including consultants and professional service organizations.

Interest Income
Interest income increased by $5.1 million to $13.3 million for the year ended December 31, 2025, from $8.2 million for the year ended December 31, 2024, primarily driven by an increased investment in debt securities due to the proceeds received from the initial public offering.
Other Income
Other income was $0.4 million and $0.7 million for the years ended December 31, 2025, and 2024, respectively, due to sublease income in connection with our subleasing agreement.
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
As of December 31, 2025, we had $310.3 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(66,297)	$(52,787)
Net cash used in investing activities	(118,749)	(126,913)
Net cash provided by financing activities	205,710	178,967
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,664	$(733)
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $66.3 million primarily due to our net loss of $75.3 million and changes in operating assets and liabilities of $2.7 million, partially offset by $11.6 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
For the year ended December 31, 2024, net cash used in operating activities was $52.8 million primarily due to our net loss of $61.7 million and changes in operating assets and liabilities of $3.1 million, partially offset by $12.0 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
Investing Activities
Net cash used in investing activities was $118.7 million during the year ended December 31, 2025, which was primarily driven by purchases of marketable securities of $325.0 million and purchases of property and equipment of $0.4 million, partially offset by maturities of marketable securities of $206.7 million.
Net cash used in investing activities was $126.9 million during the year ended December 31, 2024, which was primarily driven by purchases of marketable securities for $182.8 million, partially offset by maturities of marketable securities of $56.0 million.

Financing Activities
Net cash provided by financing activities was $205.7 million during the year ended December 31, 2025, primarily due to net proceeds of $202.1 million received when the Company closed its IPO plus exercise proceeds totaling $3.6 million.
Net cash provided by financing activities was $179.0 million during the year ended December 31, 2024, during which time the Company closed its Series C Financing.
Future Funding Requirements
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $310.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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
•the costs associated with hiring additional personnel and consultants as our clinical and pre-commercial activities increase;
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
Contractual Obligations and Commitments
Research and Development and Manufacturing Agreements
We enter into contracts in the ordinary course of business with CROs, CDMOs and other vendors to assist in the research and development activities and other services and products for operating purposes. These contracts generally provide for termination at any time upon a certain amount of prior notice.
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
Stock-Based Compensation Expense
We measure all stock options and other stock-based awards granted to employees, directors and non-employees based on their fair value on the date of the grant. We recognize compensation expense for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. Our stock-based payments include stock options and grants of restricted common stock awards. For stock-based awards with service-based vesting conditions, we recognize compensation expense using the straight-line method. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and our expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 12, “Stock-based Compensation” in our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2025 and 2024. For awards to non-employees, the expected term of the option is equal to the contractual term of the non-employees’ service agreement.
Determination of Fair Value of Common Stock Valuations
Prior to the completion of our IPO, there was no public market for our common stock. As a result, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, including the option pricing method and the probability-weighted expected return method. These methodologies required the use of significant management judgment and assumptions.
Since completion of our IPO in February 2025, the fair value of our common stock has been determined based on the closing market price of our common stock on the date of equity grant.
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
Consolidated Financial Statements for the Years Ended December 31, 2025 and 2024:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Sionna Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sionna Therapeutics, Inc., and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 2, 2026
We have served as the Company’s auditor since 2021.

SIONNA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,451	$37,788
Marketable securities, current	177,431	109,750
Prepaid expenses and other current assets	5,537	3,455
Total current assets	241,419	150,993
Property and equipment, net	2,225	2,466
Marketable securities, noncurrent	74,420	20,505
Restricted cash	963	962
Operating lease right-of-use asset	6,926	7,832
Other assets	—	2,994
Total assets	$325,953	$185,752
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$769	$1,186
Accrued expenses	9,668	8,162
Operating lease liability, current	1,269	1,072
Other current liabilities	6	—
Total current liabilities	11,712	10,420
Operating lease liability, noncurrent	7,408	8,677
Total liabilities	19,120	19,097
Commitments and contingencies (Note 8)
Series Seed convertible preferred stock, $0.001 par value, no shares and 3,963,963 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	13,014
Series A convertible preferred stock, $0.001 par value, no shares and 5,704,161 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	25,235
Series B convertible preferred stock, $0.001 par value, no shares and 11,370,621 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	110,791
Series C convertible preferred stock, $0.001 par value, no shares and 18,628,970 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	181,328
Total convertible preferred stock	—	330,368
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 500,000,000 and 55,200,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 44,723,585 and 4,798,721 shares issued, 44,723,585 and 4,722,763 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	45	5
Additional paid-in capital	562,602	17,000
Accumulated other comprehensive income	540	368
Accumulated deficit	(256,354)	(181,086)
Total stockholders’ equity (deficit)	306,833	(163,713)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$325,953	$185,752

The accompanying notes are an integral part of these consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$60,263	$57,288
General and administrative	28,719	13,268
Total operating expenses	88,982	70,556
Loss from operations	(88,982)	(70,556)
Other income:
Interest income	13,295	8,170
Other income	419	698
Total other income	13,714	8,868
Net loss	$(75,268)	$(61,688)
Net loss per share, basic and diluted	$(1.88)	$(15.99)
Weighted-average common shares outstanding, basic and diluted	39,962,163	3,858,859
Comprehensive loss:
Net loss	$(75,268)	$(61,688)
Unrealized gain on marketable securities	172	368
Total other comprehensive gain	172	368
Comprehensive loss	$(75,096)	$(61,320)

The accompanying notes are an integral part of these consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Series Seed		Series A		Series B		Series C				Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	—	$—	3,050,863	$2	$4,515	$—	$(119,398)	$(114,881)
Issuance of Series C Preferred Stock, net of issuance costs of $528	—	—	—	—	—	—	18,628,970	181,328	—	—	—	—	—	—
Issuance of common stock from IPR&D acquisition	—	—	—	—	—	—	—	—	1,414,445	2	8,637	—	—	8,639
Exercise of common stock options	—	—	—	—	—	—	—	—	71,264	1	140	—	—	141
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	186,191	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,708	—	—	3,708
Unrealized gain on marketable debt securities	—	—	—	—	—	—	—	—	—	—	—	368	—	368
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(61,688)	(61,688)
Balance at December 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	181,328	4,722,763	$5	$17,000	$368	$(181,086)	$(163,713)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(3,963,963)	(13,014)	(5,704,161)	(25,235)	(11,370,621)	(110,791)	(18,628,970)	(181,328)	27,149,206	27	330,340	—	—	330,367
Issuance of common stock from initial public offering, net of issuance costs of $4,265	—	—	—	—	—	—	—	—	12,176,467	12	199,558	—	—	199,570
Exercise of common stock options	—	—	—	—	—	—	—	—	599,191	1	3,638	—	—	3,639
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	75,958	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,066	—	—	12,066
Unrealized gain on marketable debt securities	—	—	—	—	—	—	—	—	—	—	—	172	—	172
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(75,268)	(75,268)
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	44,723,585	$45	$562,602	$540	$(256,354)	$306,833
The accompanying notes are an integral part of these consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(75,268)	$(61,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,066	3,708
Non-cash operating lease expense	1,962	1,962
Amortization of discount on marketable securities	(3,052)	(3,001)
Non-cash expense related to IPR&D acquisition	—	8,639
Depreciation expense	647	668
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,082)	(2,760)
Accounts payable	(417)	467
Accrued expenses and other current liabilities	1,975	1,080
Operating lease liability	(2,128)	(1,897)
Other assets	—	35
Net cash used in operating activities	(66,297)	(52,787)
Cash flows from investing activities:
Purchases of property and equipment	(377)	(27)
Purchases of marketable securities	(325,025)	(182,841)
Maturities of marketable securities	206,653	55,955
Net cash used in investing activities	(118,749)	(126,913)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	202,071	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	181,328
Payment of deferred offering costs	—	(2,502)
Exercise of common stock options	3,639	141
Net cash provided by financing activities	205,710	178,967
Net increase (decrease) in cash, cash equivalents and restricted cash	20,664	(733)
Cash, cash equivalents and restricted cash at beginning of period	38,750	39,483
Cash, cash equivalents and restricted cash at end of period	$59,414	$38,750

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$330,368	$—
Offering costs transferred to additional paid in capital	4,265	—
Deferred offering costs in accrued expenses	—	492
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,451	$37,788
Restricted cash	963	962
Total cash, cash equivalents, and restricted cash	$59,414	$38,750
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
Risks and Uncertainties
The Company is subject to a number of risks common to other companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, risks of failure of preclinical studies and clinical trials, risks related to development and manufacturing of product candidates, obtaining regulatory approval for product candidates, competition from substitute products, the need to successfully commercialize and gain market acceptance of its product candidates, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third party organizations, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of December 31, 2025, the Company had an accumulated deficit of $256.4 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents, and marketable securities of $310.3 million as of December 31, 2025 will be sufficient to allow the Company to fund operations beyond twelve months from the date of issuance of these consolidated financial statements.

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
Cash accounts with any type of restriction are classified as restricted cash. As of December 31, 2025 and 2024, the Company had restricted cash of $1.0 million held to secure a letter of credit associated with the Company’s leased corporate headquarters. The restricted funds are maintained in a money market account. The Company classified this amount as restricted cash in the accompanying consolidated balance sheets based on the release date of the restrictions.
Marketable Securities
The Company classifies marketable securities with a remaining maturity greater than three months at the time of purchase and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the maturity exceeds one year, and the Company does not intend to utilize the marketable securities to fund current operations.
The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses and amortization of discounts and premiums are included in interest income, which is a component of other income. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive gain as a component of stockholders’ equity (deficit) until realized. Interest receivables earned on marketable securities are recorded as a component of prepaid expenses and other current assets.

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
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company regularly invests excess cash with major financial institutions in money market funds, U.S. Treasury securities and government agency securities, corporate bonds, and commercial paper, all of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of the fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. The Company does not currently have recurring fair value measurements classified within Level 3.
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
When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to the consolidated statement of operations and comprehensive loss. Property and equipment held for disposal are carried at fair value less costs to sell.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and right-of-use assets. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use or disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. The Company has not recognized any impairment charges during the years ended December 31, 2025 and 2024.
Leases
At the inception of an arrangement the Company determines whether the arrangement contains a lease. Operating leases are included in operating lease right-of-use lease asset (“ROU asset”), operating lease liability, current, and operating lease liability, noncurrent, on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. As of December 31, 2025 and 2024, the Company did not have any finance leases. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.
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
The Company recognizes research and development costs in the periods in which they are incurred because these activities have no alternative future use. Typically, external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information obtained from (i) internal personnel regarding the services that have been performed on the Company's behalf and estimating the associated cost incurred for those services or (ii) information provided to the Company by their service providers as of each reporting date. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses, which are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered, or the services rendered. Significant judgments and estimates are made in determining accrued or prepaid expense balances at the end of any reporting period.
Asset Acquisitions and Acquired In-Process Research and Development Expense
The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date. The costs to acquire IPR&D are presented as operating activities in the consolidated statements of cash flows in the period acquired.
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

Convertible Preferred Stock
Prior to the completion of the Company's IPO, the Company had outstanding convertible preferred stock, which was classified as temporary equity in the consolidated balance sheets. Upon the completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock, and the carrying value of the convertible preferred stock was reclassified to stockholder's equity. As of December 31, 2025, no shares of convertible preferred stock were outstanding.
Fair Value of Common Stock
Prior to the completion of the Company's IPO, the Company determined the estimated fair value of common stock based on a number of objective and subjective factors, including, but not limited to, external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of convertible preferred stock and the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood and potential timing of achieving a liquidity event, such as an initial public offering, in light of prevailing market conditions. The Company utilized valuation methodologies to estimate the fair value of common stock that were in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, including the option pricing method and the probability-weighted expected return method. These methodologies required the use of significant management judgment and assumptions.
Since completion of the IPO, the fair value of the Company's common stock has been determined based on the closing market price of the Company's common stock on the date of equity grant.
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
Restricted common stock awards are subject to repurchase rights until such awards meet all vesting conditions. Accordingly, the Company recorded the proceeds from the issuance of restricted common stock awards as a liability in the consolidated balance sheets. The restricted common stock liability was reclassified into stockholders’ equity as the restricted common stock vested.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the lack of Company-specific historical and implied volatility information, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The Company uses the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate the expected term for options granted to employees and non-employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero because the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.
Income Taxes
The Company’s provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid.

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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.
Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, and if dilutive, the weighted-average number of potential common shares outstanding. Potentially dilutive securities consist of stock options, restricted stock awards, and other common stock equivalents.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would be antidilutive.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholder’s equity (deficit) that result from transactions and events other than those with stockholders. The Company’s unrealized gains and losses on marketable securities represent the only component of other comprehensive gain that are excluded from the reported net loss and that are presented in the consolidated statements of operations and comprehensive loss.
Segment Information
The Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the research and development of cystic fibrosis therapies. Management assessed the financial information routinely reviewed by the Company's Chief Operating Decision Maker ("CODM"), its President and Chief Executive Officer, to monitor the Company's operating performance and support decision making regarding allocation of resources to its operations, and determined that performance is continuously monitored at the consolidated level. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The measure used by the CODM in assessing performance and deciding how to allocate resources is based on consolidated net loss, as reported on the consolidated statement of operations and comprehensive loss. The CODM uses consolidated net loss, as reported in the consolidated statement of operations, to assess performance and allocate resources by evaluating operating results against expectations.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures) (“ASU 2023-09”). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments were effective for annual periods beginning after December 15, 2024. The Company adopted the amendments retrospectively for the year-ended December 31, 2025. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinement, ("ASU 2025-07"). ASU 2025-07 creates a scope exception within ASC 815 for certain contracts with underlyings tied to a party's operations or activities (such as regulatory approval, clinical, or earnings milestones), which may cause some arrangements that previously met the derivative definition to no longer be accounted for as derivatives. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. Early adoption is permitted. Entities may adopt prospectively for new or modified contracts after the adoption date, or modified retrospectively for contracts outstanding at adoption with a cumulative-effect adjustment to opening retained earnings. The Company expects to adopt prospectively and does not expect a material impact, though this guidance may affect the accounting for future milestone-linked arrangements executed after adoption.

3. Marketable Securities
The following table summarizes the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$135,801	$263	$—	$136,064
Commercial paper	24,391	10	(5)	24,396
Corporate debt	11,813	3	(1)	11,815
Government agency securities	5,145	11	—	5,156
Total marketable securities, current	177,150	287	(6)	177,431
Marketable securities, noncurrent:
U.S. Treasury securities	55,793	208	—	56,001
Government agency securities	18,368	51	—	18,419
Total marketable securities, noncurrent	74,161	259	—	74,420
Total marketable securities	$251,311	$546	$(6)	$251,851

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$55,154	$176	$—	$55,330
Government agency securities	31,198	62	(1)	31,259
Corporate debt	17,205	22	—	17,227
Commercial paper	5,931	3	—	5,934
Total marketable securities, current	109,488	263	(1)	109,750
Marketable securities, noncurrent:
U.S. Treasury securities	15,266	83	—	15,349
Government agency securities	5,133	23	—	5,156
Total marketable securities, noncurrent	20,399	106	—	20,505
Total marketable securities	$129,887	$369	$(1)	$130,255
The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of December 31, 2025, the Company holds marketable securities with an aggregate fair value of $74.4 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the years ended December 31, 2025, or 2024.

4. Fair Value Measurements
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$51,962	$51,962	$—	$—
Commercial paper	5,988	—	5,988	—
Marketable securities:
U.S. Treasury securities	192,065	192,065	—	—
Commercial paper	24,396	—	24,396	—
Government agency securities	23,575	—	23,575	—
Corporate debt	11,815	—	11,815	—
Total financial assets	$309,801	$244,027	$65,774	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$37,288	$37,288	$—	$—
Marketable securities:
U.S. Treasury securities	70,679	70,679	—	—
Government agency securities	36,415	—	36,415	—
Corporate debt	17,227	—	17,227	—
Commercial paper	5,934	—	5,934	—
Total financial assets	$167,543	$107,967	$59,576	$—
During the year ended December 31, 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$1,920	$1,854
Laboratory equipment	1,575	1,461
Furniture & fixtures	852	722
Total property and equipment	4,347	4,037
Less: accumulated depreciation	(2,122)	(1,571)
Property and equipment, net	$2,225	$2,466
Depreciation expense was $0.6 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$4,740	$2,972
Accrued research and development	4,305	3,961
Accrued professional fees	522	737
Accrued other	101	—
Accrued deferred offering costs	—	492
Total accrued expenses	$9,668	$8,162
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
Sublease Agreement
In June 2023, the Company entered into a sublease agreement to sublet 6,399 square feet of its office and laboratory space under the Waltham Lease (the “Sublease”). The Company was not relieved of its obligation to the lessor for the head lease as a result of its entry into the Sublease. The Sublease is classified as an operating lease and commenced in July 2023 and expired in August 2025. Sublease income was recognized on a straight-line basis. For the years ended December 31, 2025 and 2024, the Company recognized $0.4 million and $0.7 million, respectively, of sublease income within other income on the consolidated statements of operations and comprehensive loss.
Operating Lease Tables
The following table presents inputs used in the calculation of the Company’s right of use asset and lease liabilities at the end of each reporting period:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	4.9	5.9
Weighted-average discount rate	11.0%	11.0%
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$2,128	$1,897

The components of lease costs were as follows (in thousands):

	December 31,
	2025	2024
Operating lease costs	$1,962	$1,962
Variable lease costs	627	513
Total lease cost	$2,589	$2,475
Lease commitments
Future minimum lease payments were as follows (in thousands):

Year ended December 31,	Amount
2026	$2,190
2027	2,253
2028	2,319
2029	2,386
2030	2,246
Total future minimum lease payments	11,394
Less imputed interest	(2,717)
Present value of operating lease liability	$8,677
8. Commitments and Contingencies
Legal Proceedings
The Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
Other Contracts
The Company is party to various contracts with CROs and CDMOs in the ordinary course of business. These agreements generally provide for termination at any time upon a certain amount of prior notice. Payments upon termination, if any, are based on the timing of the termination and the terms of the agreement.
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
To date the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2025 and 2024, the Company was not aware of any claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
9. License Agreements
Sanofi License Agreement
In December 2019, the Company entered into a license agreement, which has been subsequently amended (as amended, the “Sanofi License Agreement”), with Sanofi SA (f/k/a Genzyme) (“Sanofi”), pursuant to which the Company has been granted an exclusive, sub-licensable, royalty-bearing, worldwide license to develop and commercialize products using the licensed compounds and know-how for CFTR correctors.
As initial consideration for the license, the Company paid a non-refundable, upfront payment of $1.5 million, as well as a reimbursement of $0.3 million for Sanofi’s research and development expenses, which was previously recorded as research and development expense because the acquired license represented in-process research and development with no alternative future use. In addition, the Company is required to pay Sanofi a total of up to $40.0 million upon achievement of certain late-stage developmental and commercial milestones. As of December 31, 2025, no milestones have been achieved. The Company is also required to pay royalties to Sanofi in the low single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets. Such royalty payments shall be reduced for products covered by derived patents.
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
As initial consideration for CFF’s grant of, and forbearance from exercising, its rights under the CFFT-Genzyme Agreement, the Company paid an upfront fee of $0.2 million and issued CFF shares of preferred stock, valued at $1.0 million which were previously recorded as research and development expenses. In addition, the Company agreed to pay CFF a sub-teen double-digit percentage of any amounts paid by it to Sanofi under the Sanofi License Agreement, other than milestone, royalty or reimbursement payments. In addition, the Company is required to pay CFF a total of up to $40.0 million upon achievement of certain late-stage developmental and commercial milestones. In conjunction with the execution of the agreements with Sanofi and CFF in December 2019, a side letter was executed between the Company and Sanofi, which clarifies the relationship between the Company, Sanofi and CFF, under which the Company is obligated to pay Sanofi 20% of the milestones it would have been obligated to pay CFF, net of the milestone amounts it is obligated to pay under the Sanofi License Agreement.
As of December 31, 2025, no milestones have been achieved. The Company is also required to pay revenue-shares of royalty payments to CFF in the low single-digit percentage range based on net sales of licensed products subject to customary reductions and offsets. Such milestone and royalty payments shall be reduced for products covered by derived patents.
AbbVie Agreement
In July 2024, the Company entered into a license agreement (the “AbbVie License Agreement”) with AbbVie Global Enterprises Ltd. (“AbbVie”), pursuant to which the Company has been granted an exclusive worldwide, royalty-bearing, sublicensable license to research, develop and commercialize certain CFTR compounds. The licensed rights are directed, among other things, to three clinical-stage CFTR modulator assets. The license granted under the AbbVie License Agreement are subject to certain preexisting rights held by AbbVie and Galapagos NV (“Galapagos”). In particular, certain of the licensed patents and other intellectual property rights were developed by or on behalf of Galapagos and are sublicensed to the Company subject to the terms of the second amended and restated collaboration agreement between Galapagos and AbbVie in October 2018 (the “Galapagos License Agreement”), as amended by a side letter between Galapagos and AbbVie in July 2024.
As initial consideration for the license, the Company paid a non-refundable, upfront payment of $5.0 million and issued shares of its common stock with a fair value of $8.6 million to AbbVie. The Company determined that the AbbVie License Agreement represented an asset acquisition as it did not meet the definition of the business. The Company previously recorded the total initial consideration of $13.6 million as research and development expense, because the acquired license represented in-process research and development with no alternative future use. In addition, the Company is required to pay AbbVie a total of up to $360.0 million upon achievement of certain development and commercial milestones, consisting of up to $70.0 million in late-stage development milestones and up to $290.0 million in commercial milestones. The Company is also required to pay royalties to AbbVie in the low to mid single-digit percentage range based on net sales of licensed products, subject to customary reductions and offsets.
In addition, the Company is required to pay AbbVie up to $130.0 million in commercial and sales-based milestone payments, mid to high single-digit royalties on the licensed products, or other payments due to Galapagos pursuant to the Galapagos License Agreement, to the extent such payments are triggered by the Company’s use of the licensed rights owned by Galapagos under the AbbVie License Agreement. As of December 31, 2025, none of such milestones under the AbbVie License Agreement and Galapagos License Agreement have been achieved.
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
In June 2020, the Company issued an additional 1,201,202 shares of Series Seed Preferred Stock to an additional investor at $3.33 per share for gross proceeds of $4.0 million. The Company incurred $38,887 of issuance costs in connection with this issuance.
Series A
In September 2020, the Company issued and sold 5,704,161 shares of Series A convertible preferred stock, par value $0.001 per share (“Series A Preferred Stock”), at a purchase price of $4.43 per share, for gross proceeds of $25.3 million (the “Series A Financing”). The Company incurred $0.1 million of issuance costs in connection with the Series A Financing.
Series B
In February 2022, the Company issued and sold 11,370,621 shares of Series B convertible preferred stock, par value $0.001 per share (“Series B Preferred Stock”), at a purchase price of $9.76 per share, for gross proceeds of $111.0 million (the “Series B Financing”). The Company incurred $0.2 million of issuance costs in connection with the Series B Financing.
Series C
In March 2024, the Company issued and sold 18,628,970 shares of Series C convertible preferred stock, par value $0.001 per share (“Series C Preferred Stock”) at a purchase price of $9.76 per share, for gross proceeds of $181.9 million (the “Series C Financing”). The Company incurred $0.5 million of issuance costs in connection with the Series C Financing.
Upon issuance of the Series Seed, Series A, Series B, and Series C convertible preferred stock (collectively, the “Preferred Stock”), the Company evaluated the embedded conversion and liquidation features and determined that separate accounting was not required.
Upon completion of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock. As of December 31, 2025, no shares of convertible preferred stock were outstanding.

The Board of Directors of the Company (the “Board”) is authorized to issue up to 10,000,000 shares of preferred stock and may fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. As of December 31, 2025, the Company had no shares of preferred stock issued or outstanding and preferred stock is classified within stockholders’ equity.
11. Common Stock & Equity Incentive Plans
Common Stock Rights
The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, subject to applicable law. The holders of common stock are also entitled to receive dividends, if any, as may be declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution upon liquidation, dissolution, or winding up of the Company.
Equity Incentive Plans
2020 Stock Option and Grant Plan
The Company’s 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”), previously provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company. The 2020 Plan was administered by the Board.
As of December 31, 2025, no shares of common stock remained available for future grants under the 2020 Plan. Outstanding stock options and restricted common stock awards granted under the 2020 Plan generally vest over four years and expire ten years after the date of grant, and certain awards provide for accelerated vesting upon a change in control.
2025 Stock Option and Grant Plan
In January 2025, the Board of Directors and the Company’s stockholders adopted and approved the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on February 5, 2025, immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2025 Plan initially reserved 5,060,000 shares of common stock for issuance and includes an evergreen provision pursuant to which the number of shares reserved for issuance may be automatically increased on an annual basis. Beginning in 2026, the number of shares reserved under the 2025 Plan shall automatically increase annually on January 1 by up to 4% of the total number of shares of common stock outstanding, unless the Board of Directors determines otherwise.
The shares reserved for issuance under the 2020 Stock Option and Grant Plan ceased to be available for issuance upon the effectiveness of the 2025 Plan. Any shares subject to outstanding awards under the 2020 Plan that subsequently expire, are forfeited, cancelled, repurchased, or withheld will become available for issuance under the 2025 Plan.
As of December 31, 2025, 2,393,345 shares of common stock remained available for future grants under the 2025 Plan. Outstanding stock options and restricted common stock awards granted under the 2025 Plan generally vest over four years and expire ten years after the date of grant, and certain awards provide for accelerated vesting upon a change in control.
2025 Employee Stock Purchase Plan
In January 2025, the Board of Directors and the Company’s stockholders adopted and approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on February 5, 2025, immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2025 ESPP initially reserved 390,127 shares of common stock for issuance and includes an evergreen provision pursuant to which the number of shares reserved for issuance may be automatically increased on an annual basis. Beginning in 2026, the number of shares reserved under the 2025 Plan shall automatically increase annually on January 1 by up to 1% of the total number of shares of common stock outstanding, unless the Board of Directors determines otherwise, but not to exceed 780,254 shares.
As of December 31, 2025, no offering periods had commenced under the 2025 ESPP.
Shares Reserved for Issuance
The number of shares of common stock reserved for issuance under the Company's equity incentive plans is as follow:

	Year Ended December 31,
	2025	2024
Convertible preferred stock	—	27,149,206
Options to purchase common stock	5,767,799	3,700,335
Remaining shares reserved for future issuance	2,393,345	1,035,891
Unvested restricted common stock	—	75,958
Total	8,161,144	31,961,390
12. Stock-Based Compensation
Restricted Common Stock
A summary of the Company’s restricted common stock activity during the year ended December 31, 2025, is presented below:

	Number of Restricted Shares	Weighted-Average Per-Share Grant-Date Fair Value
Unvested at December 31, 2024	75,958	$0.78
Vested	(75,958)	$0.78
Unvested at December 31, 2025	—	$—
The Company did not issue shares of restricted common stock to founders and officers during the years ended December 31, 2025 or 2024. For the years ended December 31, 2025 and 2024, the liability related to the payments received for shares of unvested restricted common stock was de minimis. The aggregate fair value of restricted common stock awards that vested during the years ended December 31, 2025 and 2024, was $1.0 million and $1.3 million, respectively. The final vesting conditions for the restricted common stock awards were met in June 2025.
Stock Option Valuation
The weighted-average assumptions used to determine the fair values of stock options granted to employees and directors during the years ended December 31, 2025 and 2024, are presented as follows:

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.2	6.0
Volatility	82.4%	83.9%
Interest rate	4.2%	4.2%
Dividend yield	—	—

Stock Option Activity
The following table summarizes the Company’s common stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	3,700,335	$5.87	8.3	$16,522
Granted	2,725,160	19.03
Exercised	(599,191)	6.07
Cancelled or forfeited	(58,505)	10.97
Outstanding at December 31, 2025	5,767,799	$12.01	8.3	$168,007
Exercisable at December 31, 2025	2,189,013	$7.58	7.3	$73,457
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024, was $13.94 and $4.61, respectively. The total intrinsic value of options exercised in the years ended December 31, 2025 and 2024, was $14.7 million and $0.4 million, respectively.
Stock-Based Compensation Expense
During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expense	$4,116	$1,500
General and administrative expense	7,950	2,208
Total	$12,066	$3,708
As of December 31, 2025, there was $35.3 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted-average period of 2.6 years. The stock-based compensation expense for restricted common stock awards was de minimis and fully recognized as of June 30, 2025, when the final vesting conditions were met.
13. Income Taxes
The Company’s loss is attributable to domestic activity, and the Company does not have foreign operations. The Company had no current or deferred federal or state income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024, and the full valuation allowance recorded on net deferred tax assets.

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2025		2024
Tax expense (benefit) at the U.S. statutory rate	$(15,806)	21.0%	$(12,954)	21.0%
State income taxes, net of federal income tax effect(1)	—	—%	—	—%
Effects of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Tax credits
Research and development tax credits	(1,969)	2.6%	(1,452)	2.4%
Nontaxable or nondeductible Items
Stock-based compensation	(1,371)	1.8%	304	(0.5%)
Limitations on executive compensation	1,068	(1.4%)	—	—%
Other permanent differences	(54)	0.1%	25	—%
Other adjustments	(43)	0.1%	—	—%
Change in valuation allowance	18,175	(24.2%)	14,077	(22.9%)
Effective tax rate	$—	0.0%	$—	0.0%
(1)State taxes in Massachusetts make up the majority of the tax effect in this category.
The components of the Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss carryforward	$40,906	$18,075
Tax credits	6,848	4,056
Fixed assets	64	36
Stock-based compensation	2,268	885
Capitalized research costs	20,330	23,229
Accrued expenses	1,256	524
Intangibles	4,098	4,362
Lease liability	2,327	2,582
Other temporary differences	23	21
Total deferred tax assets	$78,120	$53,770
Less valuation allowance	(76,144)	(51,606)
Net deferred tax asset	$1,976	$2,164
Right of use assets	$(1,857)	$(2,083)
Other deferred tax liabilities	(119)	(81)
Total deferred tax liabilities	$(1,976)	$(2,164)
Net deferred tax asset (liability)	$—	$—
As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $148.0 million and $65.6 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)). Also, there is no carry back for losses incurred after 2017. All net operating loss carryforwards were generated after 2017.

In addition, the Company has state net operating loss carryforwards of $155.4 million and $68.2 million as of December 31, 2025 and 2024, respectively, which will expire at various dates through 2045.
As of December 31, 2025 and 2024, the Company had federal research and development tax credit (“Federal R&D Tax Credit”) carryforwards of $4.7 million and $2.7 million, respectively, available to reduce future tax liabilities, which will expire at various dates through 2045.
As of December 31, 2025 and 2024, the Company had state research and development credit (“State R&D Tax Credit”) carryforwards of approximately $2.7 million and $1.7 million, respectively, available to reduce future tax liabilities, which will expire at various dates through 2040.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards, the capitalization of research and experimental expenditures, and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance of $76.1 million and $51.6 million has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2025 by approximately $24.5 million, primarily due to the increase in net operating loss and tax credit carryforwards.
Under the provision of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative change in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership change may further affect the limitation in future years. The Company has not yet completed a change in control analysis, as defined under Section 382 and 383 of the Internal Revenue Code, through December 31, 2025, and the Company has not determined whether the future utilization of net operating loss carryforwards may be materially limited based on past financings. In addition, the Company may complete future financings that could result in a change in control in the future which may limit the amount of tax attributes available to offset future tax liabilities.
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
The Company did not have any unrecognized tax benefits as of December 31, 2025 or 2024, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company’s balance of interest and penalties was zero.
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

14. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses:
External research and development expenses(1)	$43,535	$31,873
Fees paid to licensors(2)	23	5,525
Personnel-related expenses, excluding stock-based compensation	10,553	7,628
Facility and information technology allocated expenses	1,826	1,838
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	10,947	5,634
General corporate and facility expenses(3)	8,401	4,222
Other segment items(4)	(17)	4,968
Net loss	$75,268	$61,688
(1)External research and development expenses consist primarily of costs paid to third-parties including CROs, CDMOs, consultants, advisors and lab-related vendors.
(2)Fees paid to licensors consists primarily of upfront and annual licensing fees paid pursuant to the Company's license agreements.
(3)General corporate and facility expenses consists primarily of professional services fees for legal, finance, human resources, medical affairs in addition to information technology expenses and rent expense, net of sublease income.
(4)Other segment items consists primarily of interest income, partially offset by taxes and non-cash expenses, such as stock-based compensation, depreciation, the fair value of equity issued pursuant to the AbbVie License Agreement (Note 9) recognized in 2024, and amortization of discounts and premiums on marketable securities.
15. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2025 and 2024, because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Convertible preferred stock	—	27,149,206
Options to purchase common stock	5,767,799	3,700,335
Unvested restricted common stock	—	75,958
Total	5,767,799	30,925,499
16. Employee Benefit Plan
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board. For the year ended December 31, 2025 the Company contributed $0.2 million to the plan, no contributions were made for year ended December 31, 2024.

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

120

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a)
None.
(b)
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
121

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
There have been no material changes to the procedures by which security-holders may recommend nominees to our board of directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID 34.
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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

4.3	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K (File No. 001-42504) filed on March 20, 2025).

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

10.4#
Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

10.5#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

10.6#	Severance and Change in Control Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

10.7#*	Amended and Restated Non-Employee Director Compensation Policy.

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

19.1	Sionna Therapeutics, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K (File No. 001-42504) filed on March 20, 2025).

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-284352) filed on February 3, 2025).
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

Signature	Title	Date

/s/ Michael Cloonan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Michael Cloonan, M.B.A.

/s/ Elena Ridloff	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
Elena Ridloff, C.F.A.

/s/ Paul Clancy	Chair of the Board of Directors	March 2, 2026
Paul Clancy, M.B.A.

/s/ Bruce Booth	Director	March 2, 2026
Bruce Booth, D.Phil.

/s/ H. Edward Fleming, Jr.	Director	March 2, 2026
H. Edward Fleming, Jr., M.D.

/s/ Lucian Iancovici	Director	March 2, 2026
Lucian Iancovici, M.D.

/s/ Joshua Resnick	Director	March 2, 2026
Joshua Resnick, M.D., M.B.A.

126

Signature	Title	Date

/s/ Marcella K. Ruddy	Director	March 2, 2026
Marcella K. Ruddy, M.D.

/s/ Laurie Stelzer	Director	March 2, 2026
Laurie Stelzer, M.B.A.

/s/ Peter A. Thompson	Director	March 2, 2026
Peter A. Thompson, M.D.

/s/ Joanne Viney	Director	March 2, 2026
Joanne Viney, Ph.D.

127