Form 10-Q
period 2026-03-31
Sionna Therapeutics, Inc.
filed 2026-05-12
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 30, 2026 was 45,150,330.

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

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2026 and 2025:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$63,324	$58,451
Marketable securities, current	152,826	177,431
Prepaid expenses and other current assets	4,809	5,537
Total current assets	220,959	241,419
Property and equipment, net	2,071	2,225
Marketable securities, noncurrent	73,781	74,420
Restricted cash	963	963
Operating lease right-of-use asset	6,680	6,926
Other assets	585	—
Total assets	$305,039	$325,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,109	$769
Accrued expenses	6,328	9,668
Operating lease liability, current	1,322	1,269
Other current liabilities	17	6
Total current liabilities	9,776	11,712
Operating lease liability, noncurrent	7,055	7,408
Total liabilities	16,831	19,120
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 45,075,651 and 44,723,585 shares issued, 45,075,651 and 44,723,585 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	45	45
Additional paid-in capital	571,380	562,602
Accumulated other comprehensive (loss) income	(84)	540
Accumulated deficit	(283,133)	(256,354)
Total stockholders’ equity	288,208	306,833
Total liabilities and stockholders’ equity	$305,039	$325,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$18,963	$13,668
General and administrative	10,636	5,991
Total operating expenses	29,599	19,659
Loss from operations	(29,599)	(19,659)
Other income:
Interest income	2,820	3,000
Other income	—	177
Total other income	2,820	3,177
Net loss	$(26,779)	$(16,482)
Net loss per share, basic and diluted	$(0.60)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	44,921,984	26,596,059
Comprehensive loss:
Net loss	$(26,779)	$(16,482)
Unrealized loss on marketable securities	(624)	(67)
Total other comprehensive loss	(624)	(67)
Comprehensive loss	$(27,403)	$(16,549)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	3,963,963	$13,014	5,704,161	$25,235	11,370,621	$110,791	18,628,970	$181,328	4,722,763	$5	$17,000	$368	$(181,086)	$(163,713)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(3,963,963)	(13,014)	(5,704,161)	(25,235)	(11,370,621)	(110,791)	(18,628,970)	(181,328)	27,149,206	27	330,340	—	—	330,367
Issuance of common stock from initial public offering, net of issuance costs of $4,265	—	—	—	—	—	—	—	—	12,176,467	12	199,558	—	—	199,570
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	43,681	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,094	—	—	2,094
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,482)	(16,482)
Balance at March 31, 2025	—	$—	—	$—	—	$—	—	$—	44,092,117	$44	$548,992	$301	$(197,568)	$351,769

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	44,723,585	45	562,602	540	(256,354)	$306,833
Exercise of common stock options	—	—	—	—	—	—	—	—	352,066	—	2,225	—	—	2,225
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,553	—	—	6,553
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,779)	(26,779)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	45,075,651	$45	$571,380	$(84)	$(283,133)	$288,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(26,779)	$(16,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,553	2,094
Non-cash operating lease expense	489	491
Amortization of discount on marketable securities	(200)	(697)
Depreciation expense	154	159
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	740	(559)
Accounts payable	1,209	3,554
Accrued expenses and other current liabilities	(3,463)	(4,320)
Operating lease liabilities	(543)	(528)
Net cash used in operating activities	(21,840)	(16,288)
Cash flows from investing activities:
Purchases of property and equipment	—	(86)
Purchases of marketable securities	(25,327)	(171,595)
Maturities of marketable securities	50,147	30,487
Net cash provided by (used in) investing activities	24,820	(141,194)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	—	202,389
Payment of deferred offering costs	(320)	—
Exercise of common stock options	2,213	—
Net cash provided by financing activities	1,893	202,389
Net increase in cash, cash equivalents and restricted cash	4,873	44,907
Cash, cash equivalents and restricted cash at beginning of period	59,414	38,750
Cash, cash equivalents and restricted cash at end of period	$64,287	$83,657

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$330,368
Offering costs transferred to additional paid in capital	—	4,265
Deferred offering costs in accrued expenses and accounts payable	265	318
Proceeds receivable from stock option exercises	12	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,324	$82,695
Restricted cash	963	962
Total cash, cash equivalents, and restricted cash	$64,287	$83,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Organization
Sionna Therapeutics, Inc. (the “Company”), formerly known as Sling Therapeutics, Inc., was incorporated in Delaware in August 2019 and is headquartered in Waltham, Massachusetts. The Company is a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) patients by developing novel medicines that normalize the function of the cystic fibrosis transmembrane conductance regulator protein to deliver clinically meaningful benefit to CF patients.
Risks and Uncertainties
The Company is subject to a number of risks common to other companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, risks of failure of preclinical studies and clinical trials, development and manufacturing of product candidates, obtaining regulatory approval for product candidates, competition from substitute products, the need to successfully commercialize and gain market acceptance of its product candidates, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third party organizations, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of March 31, 2026, the Company had an accumulated deficit of $283.1 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $289.9 million as of March 31, 2026, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
In March 2026, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”), under which the Company, from time to time, may issue and sell shares of the Company’s common stock through an "at-the-market" equity offering program under which Leerink is acting as sales agent, for aggregate gross sale proceeds of up to $250.0 million. As of March 31, 2026, the Company has not sold any shares of common stock under the sales agreement.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, “Summary of Significant Accounting Policies,” in the audited consolidated annual financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Annual Report”). Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity and statements of cash flows for the three months ended March 31, 2026, and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the periods presented. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026, and 2025, are also unaudited. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinement, ("ASU 2025-07"). ASU 2025-07 creates a scope exception within ASC 815 for certain contracts with underlyings tied to a party's operations or activities (such as regulatory approval, clinical, or earnings milestones), which may cause some arrangements that previously met the derivative definition to no longer be accounted for as derivatives. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. Early adoption is permitted. The Company adopted the guidance prospectively as of January 1, 2026, for contracts entered into or modified after the adoption date. The adoption did not have a material impact on the Company’s consolidated financial statements.
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

3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$119,350	$86	$(11)	$119,425
Commercial paper	24,629	1	(23)	24,607
Corporate debt	5,819	—	(3)	5,816
Government agency securities	2,974	4	—	2,978
Total marketable securities, current	152,772	91	(37)	152,826
Marketable securities, noncurrent:
U.S. Treasury securities	59,833	33	(144)	59,722
Government agency securities	14,086	4	(31)	14,059
Total marketable securities, noncurrent	73,919	37	(175)	73,781
Total marketable securities	$226,691	$128	$(212)	$226,607

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$135,801	$263	$—	$136,064
Commercial paper	24,391	10	(5)	24,396
Corporate debt	11,813	3	(1)	11,815
Government agency securities	5,145	11	—	5,156
Total marketable securities, current	177,150	287	(6)	177,431
Marketable securities, noncurrent:
U.S. Treasury securities	55,793	208	—	56,001
Government agency securities	18,368	51	—	18,419
Total marketable securities, noncurrent	74,161	259	—	74,420
Total marketable securities	$251,311	$546	$(6)	$251,851

The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of March 31, 2026, the Company holds marketable securities with an aggregate fair value of $73.8 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three months ended March 31, 2026, or 2025.
4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$62,823	$62,823	$—	$—
Marketable securities:
U.S. Treasury securities	179,147	179,147	—	—
Commercial paper	24,607	—	24,607	—
Government agency securities	17,037	—	17,037	—
Corporate debt	5,816	—	5,816	—
Total financial assets	$289,430	$241,970	$47,460	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$51,962	$51,962	$—	$—
Commercial paper	5,988	—	5,988	—
Marketable securities:
U.S. Treasury securities	192,065	192,065	—	—
Commercial paper	24,396	—	24,396	—
Government agency securities	23,575	—	23,575	—
Corporate debt	11,815	—	11,815	—
Total financial assets	$309,801	$244,027	$65,774	$—
During the three months ended March 31, 2026, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$1,920	$1,920
Laboratory equipment	1,575	1,575
Furniture & fixtures	852	852
Total property and equipment	4,347	4,347
Less: accumulated depreciation	(2,276)	(2,122)
Property and equipment, net	$2,071	$2,225
Depreciation expense was $0.2 million for the three months ended March 31, 2026 and 2025.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development	$4,074	$4,305
Accrued compensation and benefits	1,493	4,740
Accrued professional fees	532	522
Accrued deferred offering costs	134	—
Accrued other	95	101
Total accrued expenses	$6,328	$9,668
7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the three months ended March 31, 2026. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.

Legal Proceedings
The Company was not subject to any material legal proceedings as of March 31, 2026, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
Other Contracts
The Company enters into agreements in the ordinary course of business with contract research organizations and contract manufacturing organizations, which generally provide for termination on notice. Amounts payable upon termination are dependent on the timing of termination and the terms of the respective agreement.
The Company evaluates such arrangements on an ongoing basis and records a liability for obligations that are probable and reasonably estimable. For matters that do not meet these criteria, the Company considers whether disclosure is appropriate.
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of March 31, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
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
9. Stock-Based Compensation
The Company’s stock-based compensation plans are described in Note 11, "Common Stock," in the audited consolidated annual financial statements in the Annual Report. There have been no material changes to the Company’s stock-based compensation plans previously disclosed in the Annual Report.
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the three months ended March 31, 2026:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	5,767,799	$12.01	8.3	$168,007
Granted	1,807,547	39.20
Exercised	(352,066)	6.32
Cancelled or forfeited	(97,490)	16.40
Outstanding as of March 31, 2026	7,125,790	$19.13	8.5	$149,390
Exercisable as of March 31, 2026	2,283,841	$9.45	7.4	$69,988
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three months ended March 31, 2026, was $28.06 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 was $11.0 million.
Stock-Based Compensation Expense
During the three months ended March 31, 2026, and 2025, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$2,020	$804
General and administrative expense	4,533	1,290
Total	$6,553	$2,094
As of March 31, 2026, there was $78.3 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted average period of 2.9 years.

10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
External research and development expenses(1)	$12,931	$9,978
Personnel-related expenses, excluding stock-based compensation	3,479	2,383
Facility and information technology allocated expenses	485	440
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	3,865	2,232
General corporate and facility expenses(2)	1,986	1,943
Other segment items(3)	4,033	(494)
Net loss	$26,779	$16,482
(1)External research and development expenses consist primarily of costs paid to third-parties including contract research organizations, contract development and manufacturing organizations, consultants, advisors and lab-related vendors.
(2)General corporate and facility expenses consists primarily of professional services fees for legal, finance, human resources, medical affairs in addition to information technology expenses and rent expense, net of sublease income.
(3)Other segment items consists primarily of interest income, partially offset by taxes and non-cash expenses, such as stock-based compensation, depreciation, and amortization of discounts and premiums on marketable securities.
11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2026, and 2025, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	7,125,790	5,649,923
Unvested restricted common stock	—	32,277
Total	7,125,790	5,682,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Annual Report”).
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
Both SION-719 and SION-451 were generally well tolerated in these trials, with no serious adverse events, treatment emergent adverse events that led to discontinuation of drug, or dose-limiting toxicities observed. The Phase 1 data also supported the use of a tablet formulation in future trials and indicated that both compounds could be dosed in a fed or fasted state. Both NBD1 stabilizers met target exposure thresholds. Based on the Phase 1 data and our preclinical CF human bronchial epithelial ("CFHBE") model, we believe our NBD1 stabilizers have the potential to provide clinically meaningful benefit for people with CF when SION-719 is administered as an add-on to the standard of care or when SION-451 is used in proprietary dual combinations with one of our complementary modulators.
In April 2026, we announced the completion of enrollment in our Phase 2a proof-of-concept trial in CF patients evaluating SION-719 as an add-on to the standard of care. The Phase 2a trial, called PreciSION CF, is designed to evaluate the safety, tolerability, and PK of SION-719 when administered with the standard of care for CF, Vertex Pharmaceuticals, Inc.'s Trikafta, and to assess change in CFTR function as measured by sweat chloride levels. Additionally, in August 2025, we announced the initiation of a Phase 1 dual combination trial in healthy volunteers evaluating SION-451 in dual combinations with each of SION-2222 and SION-109, two of our complementary CFTR modulators. The trial will evaluate the safety, tolerability, and PK of varying doses of the dual combinations and will inform selection of a dual combination for further development. Topline data from both trials are anticipated in the summer of 2026.

Liquidity and Financial Condition
Since our inception, we have funded our operations primarily with proceeds from private placements of convertible preferred stock and through net proceeds from our initial public offering. In March 2026, we entered into a sales agreement with Leerink Partners LLC (“Leerink”), to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of March 31, 2026, we have not sold any shares of common stock under the sales agreement. As of March 31, 2026, we raised aggregate net proceeds of $530.0 million from the sale and issuance of our preferred stock and our initial public offering. We have not generated any revenue from product sales or other sources.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $26.8 million and $16.5 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $283.1 million.
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
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $289.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, we could utilize our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
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
Research and Development Expenses
Research and development expenses consist primarily of costs associated with the preclinical and clinical development of our current and potential future product candidates. In particular, our research and development expenses may include:
•personnel-related costs, including salaries, payroll tax, bonuses, benefits and stock-based compensation for employees engaged in research and development functions;
•the costs to acquire in-process research and development ("IPR&D") with no alternative future use acquired in an asset acquisition;
•external expenses, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations, consultants and our scientific advisors;
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Operating expenses:
Research and development	$18,963	$13,668	$5,295
General and administrative	10,636	5,991	4,645
Total operating expenses	29,599	19,659	9,940
Loss from operations	(29,599)	(19,659)	(9,940)
Other income:
Interest income	2,820	3,000	(180)
Other income	—	177	(177)
Total other income:	2,820	3,177	(357)
Net loss	$(26,779)	$(16,482)	$(10,297)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$10,101	$8,116	$1,985
Complementary modulator programs(2)	1,413	851	562
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	5,498	3,187	2,311
Other R&D related costs	1,335	986	349
Facility, lab and depreciation	616	528	88
Total research and development expenses	$18,963	$13,668	$5,295
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $5.3 million to $19.0 million for the three months ended March 31, 2026, from $13.7 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $2.5 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $2.7 million primarily due to a $2.3 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$8,399	$3,523	$4,876
Professional services & fees	1,749	2,037	(288)
Facility and depreciation	488	431	57
Total general and administrative expenses	$10,636	$5,991	$4,645
General and administrative expenses increased by $4.6 million to $10.6 million for the three months ended March 31, 2026, from $6.0 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to:
•$4.9 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce.
Interest Income
Interest income decreased by $0.2 million to $2.8 million for the three months ended March 31, 2026, from $3.0 million for the three months ended March 31, 2025, primarily due to lower average balances of cash, cash equivalents and investments in marketable securities, reflecting the use of such balances to fund operating expenses.

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
In March 2026, we entered into a sales agreement with Leerink to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of March 31, 2026, we have not sold any shares of common stock under the sales agreement.
As of March 31, 2026, we had $289.9 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(21,840)	$(16,288)
Net cash provided by (used in) investing activities	24,820	(141,194)
Net cash provided by financing activities	1,893	202,389
Net increase in cash, cash equivalents and restricted cash	$4,873	$44,907
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $21.8 million primarily due to our net loss of $26.8 million and changes in operating assets and liabilities of $2.1 million, partially offset by $7.0 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
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
Investing Activities
Net cash provided by investing activities was $24.8 million during the three months ended March 31, 2026, which was primarily driven by maturities of marketable securities of $50.1 million, partially offset by purchases of marketable securities of $25.3 million.
Net cash used in investing activities was $141.2 million during the three months ended March 31, 2025, which was primarily driven by purchases of marketable securities of $171.6 million, partially offset by maturities of marketable securities of $30.5 million.
Financing Activities
Net cash provided by financing activities was $1.9 million during the three months ended March 31, 2026, primarily due to exercise proceeds totaling $2.2 million, partially offset by payments of deferred offering costs of $0.3 million related to the sales agreement entered into in March 2026.

Net cash provided by financing activities was $202.4 million during the three months ended March 31, 2025, during which time the Company closed its initial public offering.
Future Funding Requirements
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $289.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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

Contractual Obligations and Commitments
During the three months ended March 31, 2026, we evaluated certain contractual arrangements with a contract manufacturing organization and recognized related costs during the period. We evaluate such arrangements on an ongoing basis. Other than this matter, there were no material changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $26.8 million and $16.5 million for the three months ended March 31, 2026, and 2025, respectively. We had an accumulated deficit of $283.1 million as of March 31, 2026. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $26.8 million and $16.5 million for the three months ended March 31, 2026, and 2025, respectively. We had an accumulated deficit of $283.1 million as of March 31, 2026. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $289.9 million. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
•the effect of macroeconomic trends including fluctuating inflation rates, capital markets disruption, and interest rates;
•addressing any potential supply chain interruptions or delays, which may be due in part to international tariffs; and

•the costs of operating as a public company.
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, fluctuating inflation and capital markets disruptions, international tariffs, ongoing conflicts between Russia and Ukraine, and in the Middle East, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are substantially dependent on the success of at least one of our nucleotide binding domain 1 ("NBD1") stabilizers. If we are unable to advance an NBD1 stabilizer product candidate into later-stage clinical development or unable to obtain regulatory approval and commercialize an NBD1 stabilizer-

anchored combination therapy for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
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
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We are currently evaluating SION-719 in combination with the standard of care in a Phase 2a proof-of-concept trial in CF patients, which we initiated in October 2025. We are also currently evaluating SION-451 in dual combinations with our two most advanced complementary modulator candidates, SION-2222 and SION-109, in a Phase 1 trial in healthy volunteers. The development of a proprietary dual combination is our prioritized development path. In either development scenario, the use of our product candidates in combination with each other or with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
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
•the supply or quality of our product candidates or other materials necessary, including comparator drug, to conduct clinical trials of our product candidates being insufficient, inadequate or too costly; and
•budget reductions, hiring freezes, or similar actions at clinical trial sites and other institutions negatively impacting the ability of sites to conduct clinical trials or increasing the costs to us of conducting our trials.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular drug for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same use or indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated.
In addition, even after an orphan drug is approved, the FDA can subsequently approve a different product candidate for the same use or indication without any requirement to demonstrate potential for clinical superiority (efficacy, safety, or other major contribution to patient care) relative to a product that already has orphan designation or exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
•competing third-party clinical trials, including trials conducted by Vertex Pharmaceuticals, Inc. ("Vertex"), enrolling currently or in the future, and clinicians’ and patients’ perceptions as to the potential advantages and risks of the third-party product candidate being studied in relation to other available therapies, including the standard of care, other therapies currently approved, or that may be approved in the future, for CF, or other investigational drugs in clinical development for CF;
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
Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements, including with respect to data privacy and security, which may impose heightened data processing requirements and transfer restrictions;
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. In particular, we have entered into license agreements with Sanofi and AbbVie, pursuant to which, among other things, we have secured exclusive licenses for certain intellectual property and know-how relating to CFTR modulator therapies to commercialize certain compounds, patents and proprietary information and inventions. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In particular, we are substantially dependent on the success of one of our NBD1 stabilizer product candidates, and to the extent we are unable to develop other product candidates at the time of such termination, it would have a material adverse effect on our business, financial condition, results of operations and prospects, including, but not limited to, cessation of our operations. See the section titled “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") for a description of our license agreements.
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
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, legislation recently signed into law, known as the BIOSECURE Act, implements a prohibition on U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by certain identified Chinese biotechnology companies and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. By December 18, 2026, the Director of the Office of Management and Budget ("OMB"), will publish a full list of "biotechnology companies of concern" based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. We have an agreement with a Chinese biotechnology company, pursuant to which it may manufacture certain of our clinical trial materials from time to time. This Chinese company was initially identified as a "biotechnology company of concern" in an earlier proposed version of the BIOSECURE Act, but that legislation did not pass, and the company is not named in the final law; however, it could be added in the future. The BIOSECURE Act has the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Additionally, our use of foreign CROs and CDMOs, including those located in China, may be subject to unanticipated changes in the geopolitical landscape that could have negative impacts on our business operations.
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
We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.
Competitors may infringe any intellectual property we may own or in-license, including our patents and trademarks. In addition, any intellectual property we may own or in-license may become the subject of a dispute, including those based on inventorship, priority, validity or unenforceability. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the U.S., counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.
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

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses. For example, the CCPA establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect, use, and share personal information about such individuals. The California Privacy Rights Act (the "CPRA") significantly modified the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers' rights with respect to personal information, and established a state agency vested with the authority to enforce the CCPA. While these state laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act, which imposes an additional layer of protection regarding consumer health data and creates a private right of action. A smaller number of states have passed laws protecting biometric information. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with them.
Additionally, through executive and legislative action, the federal government has taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons or entities affiliated with China and certain other countries of concern. For example, the Department of Justice's January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of certain types of data, including health data, genetic data, and biospecimens, to countries of concern, including China. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions and may result in increased risk to our business of regulatory enforcement, litigation and reputational damage. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties we rely on fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we may face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials and development of product candidates); inability to process personal data or to operate or conduct clinical trials in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Artificial intelligence presents risks and challenges that can impact our business, including by posing cybersecurity risks to our confidential information, proprietary information, and personal data.
We may use, and our vendors may incorporate, artificial intelligence ("AI"), both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes, claims of infringement, legal liabilities or financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.
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
(b)    On February 6, 2025, the SEC declared effective our registration statement on Form S-1 (File No. 333-284352), as amended, filed in connection with our initial public offering (the "Registration Statement"). Pursuant to the Registration Statement, we issued and sold 12,176,467 shares of our common stock, which included 1,588,234 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. Goldman Sachs & Co. LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, and Guggenheim Securities, LLC acted as representatives of the underwriters for the offering. We raised aggregate net proceeds of $199.6 million, after deducting underwriter discounts, commissions and other offering expenses.
We are holding a significant portion of the balance of the net proceeds in money market funds. There has been no material change in the planned use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 7, 2025 pursuant to Rule 424(b) under the Securities Act.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    The following table describes, for the three months ended March 31, 2026, each trading arrangement under which any of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Expiration Date of Trading Arrangement (1)	Aggregate Number of Securities
Michael Cloonan (President and Chief Executive Officer)	Adoption (February 6, 2026)	Rule 10b5-1 trading arrangement	Sale	February 1, 2027	Up to 325,000 shares
Elena Ridloff (Chief Financial Officer)	Adoption (February 6, 2026)	Rule 10b5-1 trading arrangement	Sale	May 1, 2027	Up to 92,000 shares
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

SIONNA THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)