Form 10-Q
period 2026-06-30
Sionna Therapeutics, Inc.
filed 2026-08-06
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 31, 2026 was 45,212,399.

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
•our expectations regarding the period during which we will qualify as a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act; and

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

NOTE REGARDING TRADEMARKS
Sionna Therapeutics, Inc. is the owner of the trademarks SIONNA and SIONNA THERAPEUTICS, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this Quarterly Report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this Quarterly Report are the property of third-party trademark owners and may be presented with or without trademark symbols.
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

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2026 and 2025:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$63,322	$58,451
Marketable securities, current	147,709	177,431
Prepaid expenses and other current assets	5,099	5,537
Total current assets	216,130	241,419
Property and equipment, net	1,916	2,225
Marketable securities, noncurrent	57,222	74,420
Restricted cash	963	963
Operating lease right-of-use asset	6,424	6,926
Other assets	594	—
Total assets	$283,249	$325,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$523	$769
Accrued expenses	8,875	9,668
Operating lease liability, current	1,377	1,269
Other current liabilities	7	6
Total current liabilities	10,782	11,712
Operating lease liability, noncurrent	6,692	7,408
Total liabilities	17,474	19,120
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 45,164,239 and 44,723,585 shares issued, 45,164,239 and 44,723,585 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	45	45
Additional paid-in capital	579,197	562,602
Accumulated other comprehensive (loss) income	(448)	540
Accumulated deficit	(313,019)	(256,354)
Total stockholders’ equity	265,775	306,833
Total liabilities and stockholders’ equity	$283,249	$325,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$21,864	$15,383	$40,827	$29,051
General and administrative	10,606	6,523	21,242	12,514
Total operating expenses	32,470	21,906	62,069	41,565
Loss from operations	(32,470)	(21,906)	(62,069)	(41,565)
Other income:
Interest income	2,587	3,667	5,407	6,667
Other income (expense), net	(3)	171	(3)	348
Total other income	2,584	3,838	5,404	7,015
Net loss	$(29,886)	$(18,068)	$(56,665)	$(34,550)
Net loss per share, basic and diluted	$(0.66)	$(0.41)	$(1.25)	$(0.98)
Weighted-average common shares outstanding, basic and diluted	45,148,971	44,116,997	45,306,105	35,404,928
Comprehensive loss:
Net loss	$(29,886)	$(18,068)	$(56,665)	$(34,550)
Unrealized loss on marketable securities	(364)	(118)	(988)	(185)
Total other comprehensive loss	(364)	(118)	(988)	(185)
Comprehensive loss	$(30,250)	$(18,186)	$(57,653)	$(34,735)
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

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	44,723,585	$45	$562,602	$540	$(256,354)	$306,833
Exercise of common stock options	—	—	—	—	—	—	—	—	352,066	—	2,225	—	—	2,225
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,553	—	—	6,553
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,779)	(26,779)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	45,075,651	$45	$571,380	$(84)	$(283,133)	$288,208
Exercise of common stock options	—	—	—	—	—	—	—	—	88,588	—	975	—	—	975
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,842	—	—	6,842
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(29,886)	(29,886)
Balance at June 30, 2026	—	$—	—	$—	—	$—	—	$—	45,164,239	$45	$579,197	$(448)	$(313,019)	$265,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(56,665)	$(34,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,395	4,934
Non-cash operating lease expense	981	981
Amortization of discount on marketable securities	(357)	(1,863)
Depreciation expense	309	306
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	446	(720)
Accounts payable	(323)	(272)
Accrued expenses and other current liabilities	(759)	(2,201)
Operating lease liabilities	(1,087)	(1,056)
Net cash used in operating activities	(44,060)	(34,441)
Cash flows from investing activities:
Purchases of property and equipment	—	(86)
Purchases of marketable securities	(58,358)	(228,011)
Maturities of marketable securities	104,647	63,658
Net cash provided by (used in) investing activities	46,289	(164,439)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	—	202,071
Payment of deferred offering costs	(550)	—
Exercise of common stock options	3,192	6
Net cash provided by financing activities	2,642	202,077
Net increase in cash, cash equivalents and restricted cash	4,871	3,197
Cash, cash equivalents and restricted cash at beginning of period	59,414	38,750
Cash, cash equivalents and restricted cash at end of period	$64,285	$41,947

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$330,368
Offering costs transferred to additional paid in capital	—	4,265
Deferred offering costs in accrued expenses and accounts payable	44	—
Proceeds receivable from stock option exercises	8	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,322	$40,985
Restricted cash	963	962
Total cash, cash equivalents, and restricted cash	$64,285	$41,947
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
Risks and Uncertainties
The Company is subject to a number of risks common to other companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, risks of failure of preclinical studies and clinical trials, development and manufacturing of product candidates, obtaining regulatory approval for product candidates, competition from substitute products, the need to successfully commercialize and gain market acceptance of its product candidates, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of June 30, 2026, the Company had an accumulated deficit of $313.0 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $268.3 million as of June 30, 2026, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
In March 2026, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”), under which the Company, from time to time, may issue and sell shares of the Company’s common stock through an "at the market" equity offering program under which Leerink is acting as sales agent, for aggregate gross sale proceeds of up to $250.0 million. As of June 30, 2026, the Company has not sold any shares of common stock under the sales agreement.
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

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity and statements of cash flows for the six months ended June 30, 2026, and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the periods presented. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026, and 2025, are also unaudited. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.
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

3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$96,171	$11	$(74)	$96,108
Commercial paper	26,699	—	(17)	26,682
Corporate debt	19,565	—	(23)	19,542
Government agency securities	5,385	—	(8)	5,377
Total marketable securities, current	147,820	11	(122)	147,709
Marketable securities, noncurrent:
U.S. Treasury securities	41,895	—	(258)	41,637
Government agency securities	14,680	—	(78)	14,602
Corporate debt	984	—	(1)	983
Total marketable securities, noncurrent	57,559	—	(337)	57,222
Total marketable securities	$205,379	$11	$(459)	$204,931

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$135,801	$263	$—	$136,064
Commercial paper	24,391	10	(5)	24,396
Corporate debt	11,813	3	(1)	11,815
Government agency securities	5,145	11	—	5,156
Total marketable securities, current	177,150	287	(6)	177,431
Marketable securities, noncurrent:
U.S. Treasury securities	55,793	208	—	56,001
Government agency securities	18,368	51	—	18,419
Total marketable securities, noncurrent	74,161	259	—	74,420
Total marketable securities	$251,311	$546	$(6)	$251,851

The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of June 30, 2026, the Company holds marketable securities with an aggregate fair value of $57.2 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three and six months ended June 30, 2026, or 2025.
4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$62,821	$62,821	$—	$—
Marketable securities:
U.S. Treasury securities	137,745	137,745	—	—
Commercial paper	26,682	—	26,682	—
Corporate debt	20,525	—	20,525	—
Government agency securities	19,979	—	19,979	—
Total financial assets	$267,752	$200,566	$67,186	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$51,962	$51,962	$—	$—
Commercial paper	5,988	—	5,988	—
Marketable securities:
U.S. Treasury securities	192,065	192,065	—	—
Commercial paper	24,396	—	24,396	—
Government agency securities	23,575	—	23,575	—
Corporate debt	11,815	—	11,815	—
Total financial assets	$309,801	$244,027	$65,774	$—
During the three and six months ended June 30, 2026, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$1,920	$1,920
Laboratory equipment	1,575	1,575
Furniture & fixtures	852	852
Total property and equipment	4,347	4,347
Less: accumulated depreciation	(2,431)	(2,122)
Property and equipment, net	$1,916	$2,225
Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. Depreciation expense was $0.3 million for the six months ended June 30, 2026 and 2025.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development	$5,716	$4,305
Accrued compensation and benefits	2,776	4,740
Accrued professional fees	322	522
Accrued other	61	101
Total accrued expenses	$8,875	$9,668
7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the six months ended June 30, 2026. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.

Legal Proceedings
The Company was not subject to any material legal proceedings as of June 30, 2026, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
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
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of June 30, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
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
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the six months ended June 30, 2026:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	5,767,799	$12.01	8.3	$168,007
Granted	2,121,267	39.12
Exercised	(440,654)	7.26
Cancelled or forfeited	(112,178)	17.07
Outstanding as of June 30, 2026	7,336,234	$20.06	8.3	$175,572
Exercisable as of June 30, 2026	2,771,649	$11.27	7.3	$90,698
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2026, was $27.06 per share and $27.91 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $2.7 million and $13.7 million, respectively.
Stock-Based Compensation Expense
During the three and six months ended June 30, 2026, and 2025, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,205	$1,084	$4,225	$1,888
General and administrative expense	4,637	1,756	9,170	3,046
Total	$6,842	$2,840	$13,395	$4,934
As of June 30, 2026, there was $79.7 million of unrecognized stock-based compensation expense for common stock option awards that are expected to be recognized over a weighted average period of 2.8 years.

10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
External research and development expenses(1)	$15,694	$11,291	$28,625	$21,269
Personnel-related expenses, excluding stock-based compensation	3,621	2,494	7,100	4,877
Facility and information technology allocated expenses	297	464	782	904
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	3,516	2,417	7,381	4,649
General corporate and facility expenses(2)	2,228	1,902	4,214	3,845
Other segment items(3)	4,530	(500)	8,563	(994)
Net loss	$29,886	$18,068	$56,665	$34,550
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
11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2026, and 2025, because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	7,336,234	5,974,151
Total	7,336,234	5,974,151

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
In June 2025, we announced positive topline data from our two randomized, double-blind, placebo-controlled Phase 1 clinical trials evaluating SION-719 and SION-451, our lead NBD1 stabilizer product candidates, in healthy volunteers, and our plans to advance both compounds to the next phase of clinical development. The trials assessed the safety, tolerability, and pharmacokinetics ("PK") of single and multiple ascending doses of each product candidate, as well as food effect and tablet bioequivalence.
Both SION-719 and SION-451 were generally well tolerated in these trials, with no serious adverse events, treatment-emergent adverse events that led to discontinuation of drug, or dose-limiting toxicities observed. The Phase 1 data also supported the use of a tablet formulation in future trials and indicated that both compounds could be dosed in a fed or fasted state. Both NBD1 stabilizers met target exposure thresholds. Based on the Phase 1 data and our preclinical CF human bronchial epithelial ("CFHBE") model, we believe our NBD1 stabilizers have the potential to provide clinically meaningful benefit for people with CF when SION-719 is administered as an add-on to the standard of care or when SION-451 is used in proprietary dual combinations with one of our complementary modulators.
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

Liquidity and Financial Condition
Since our inception, we have funded our operations primarily with proceeds from private placements of convertible preferred stock and through net proceeds from our initial public offering. In March 2026, we entered into a sales agreement with Leerink Partners LLC (“Leerink”), to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of June 30, 2026, we have not sold any shares of common stock under the sales agreement. As of June 30, 2026, we raised aggregate net proceeds of $530.0 million from the sale and issuance of our preferred stock and our initial public offering. We have not generated any revenue from product sales or other sources.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $56.7 million and $34.6 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $313.0 million.
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
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $268.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
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
•external expenses, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations, consultants and our scientific and clinical advisors;
•the cost of manufacturing our product candidates, including costs for laboratory supplies, research materials and reagents;

•facility costs, depreciation and other expenses, which include direct and allocated expenses; and
•the cost of obtaining and maintaining patent and trade secret protection for our product candidates.
We recognize research and development costs in the periods during which they are incurred. Most of our research and development expenses have been related to identifying and developing our product candidates. Typically, external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers as of each reporting date. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses, which are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Significant judgments and estimates are made in determining the accrued or prepaid expense balances at the end of any reporting period.
External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a product candidate. Our internal research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses and allocated expenses. We do not track our internal research and development expenses on a program-by-program basis because they either relate to early-stage research expenses, such as lab supplies or our personnel expenses, consulting fees or other costs that are deployed across multiple programs.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Operating expenses:
Research and development	$21,864	$15,383	$6,481
General and administrative	10,606	6,523	4,083
Total operating expenses	32,470	21,906	10,564
Loss from operations	(32,470)	(21,906)	(10,564)
Other income:
Interest income	2,587	3,667	(1,080)
Other income (expense), net	(3)	171	(174)
Total other income:	2,584	3,838	(1,254)
Net loss	$(29,886)	$(18,068)	$(11,818)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$11,817	$8,815	$3,002
Complementary modulator programs(2)	2,410	1,430	980
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	5,825	3,577	2,248
Other R&D related costs	1,310	931	379
Facility, lab and depreciation	502	630	(128)
Total research and development expenses	$21,864	$15,383	$6,481
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $6.5 million to $21.9 million for the three months ended June 30, 2026, from $15.4 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $4.0 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $2.5 million primarily due to a $2.2 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$8,153	$4,174	$3,979
Professional services & fees	1,821	1,871	(50)
Facility and depreciation	632	478	154
Total general and administrative expenses	$10,606	$6,523	$4,083
General and administrative expenses increased by $4.1 million to $10.6 million for the three months ended June 30, 2026, from $6.5 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily due to:
•$4.0 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce.
Interest Income
Interest income decreased by $1.1 million to $2.6 million for the three months ended June 30, 2026, from $3.7 million for the three months ended June 30, 2025, primarily due to lower average balances of cash, cash equivalents and investments in marketable securities, reflecting the use of such balances to fund operating expenses.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Operating expenses:
Research and development	$40,827	$29,051	$11,776
General and administrative	21,242	12,514	8,728
Total operating expenses	62,069	41,565	20,504
Loss from operations	(62,069)	(41,565)	(20,504)
Other income:
Interest income	5,407	6,667	(1,260)
Other income (expense), net	(3)	348	(351)
Total other income:	5,404	7,015	(1,611)
Net loss	$(56,665)	$(34,550)	$(22,115)
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$21,918	$16,931	$4,987
Complementary modulator programs(2)	3,823	2,281	1,542
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	11,323	6,764	4,559
Other R&D related costs	2,645	1,917	728
Facility, lab and depreciation	1,118	1,158	(40)
Total research and development expenses	$40,827	$29,051	$11,776
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $11.8 million to $40.8 million for the six months ended June 30, 2026, from $29.1 million for the six months ended June 30, 2025. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $6.5 million primarily due to an increase in clinical programs and combination development activities; and
•unallocated research and development expenses increased by $5.2 million primarily due to a $4.6 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce to support our clinical pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$16,552	$7,697	$8,855
Professional services & fees	3,570	3,908	(338)
Facility and depreciation	1,120	909	211
Total general and administrative expenses	$21,242	$12,514	$8,728
General and administrative expenses increased by $8.7 million to $21.2 million for the six months ended June 30, 2026, from $12.5 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to:
•$8.9 million increase in personnel-related expenses including stock-based compensation, driven by an increase in the size of our workforce.
Interest Income
Interest income decreased by $1.3 million to $5.4 million for the six months ended June 30, 2026, from $6.7 million for the six months ended June 30, 2025, primarily due to lower average balances of cash, cash equivalents and investments in marketable securities, reflecting the use of such balances to fund operating expenses.
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
In March 2026, we entered into a sales agreement with Leerink to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of June 30, 2026, we have not sold any shares of common stock under the sales agreement.
As of June 30, 2026, we had $268.3 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(44,060)	$(34,441)
Net cash provided by (used in) investing activities	46,289	(164,439)
Net cash provided by financing activities	2,642	202,077
Net increase in cash, cash equivalents and restricted cash	$4,871	$3,197

Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $44.1 million primarily due to our net loss of $56.7 million and changes in operating assets and liabilities of $1.7 million, partially offset by $14.3 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
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
Investing Activities
Net cash provided by investing activities was $46.3 million during the six months ended June 30, 2026, which was primarily driven by maturities of marketable securities of $104.6 million, partially offset by purchases of marketable securities of $58.4 million.
Net cash used in investing activities was $164.4 million during the six months ended June 30, 2025, which was primarily driven by purchases of marketable securities of $228.0 million, partially offset by maturities of marketable securities of $63.7 million.
Financing Activities
Net cash provided by financing activities was $2.6 million during the six months ended June 30, 2026, primarily due to exercise proceeds totaling $3.2 million, partially offset by payments of deferred offering costs of $0.6 million related to the sales agreement entered into in March 2026.
Net cash provided by financing activities was $202.1 million during the six months ended June 30, 2025, during which time the Company closed its initial public offering.
Future Funding Requirements
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $268.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into 2028. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
Our future funding requirements will depend largely on:
•the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies and clinical trials of our current and future product candidates;
•the costs and timing of manufacturing for our current and future product candidates and commercial manufacturing;
•the costs, timing and outcome of regulatory review of our current and future product candidates;
•the timing and amount of milestones, royalties, or other payments we may be required to make to third parties, including Sanofi SA, the Cystic Fibrosis Foundation and AbbVie, and the terms and timing of establishing and maintaining any other similar arrangements we may enter into in the future;
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
Contractual Obligations and Commitments
During the six months ended June 30, 2026, we evaluated certain contractual arrangements with a contract manufacturing organization and recognized related costs during the period. We evaluate such arrangements on an ongoing basis. Other than this matter, there were no material changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as either (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a “smaller reporting company” as of January 1, 2027, but remain eligible to use the requirements of a smaller reporting company until our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $56.7 million and $34.6 million for the six months ended June 30, 2026, and 2025, respectively. We had an accumulated deficit of $313.0 million as of June 30, 2026. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $56.7 million and $34.6 million for the six months ended June 30, 2026, and 2025, respectively. We had an accumulated deficit of $313.0 million as of June 30, 2026. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $268.3 million. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, fluctuating inflation and capital markets disruptions, international tariffs, ongoing conflicts between Russia and Ukraine and in the Middle East, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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
To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of at least one of our NBD1 stabilizer product candidates, SION-719 and SION-451, which are currently in development for the treatment of cystic fibrosis ("CF"). Our NBD1 stabilizers are being developed for use either in combination with one of our complementary modulator candidates or the standard of care. We expect to report in the summer of 2026 topline data from a Phase 2a proof-of-concept clinical trial evaluating SION-719 as an add-on to the standard of care for CF and a Phase 1 trial evaluating SION-451 in dual combinations with each of galicaftor (SION-2222) and SION-109.
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
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We expect to report in the summer of 2026 topline data from a Phase 2a proof-of-concept trial in CF patients evaluating SION-719 in combination with the standard of care and a Phase 1 trial evaluating SION-451 in dual combinations with SION-2222 and SION-109. The development of a proprietary dual combination is our prioritized development path. In either development scenario, the use of our product candidates in combination with each other or with an approved product may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
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
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, legislation recently signed into law, known as the BIOSECURE Act, implements a prohibition on U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by "biotechnology companies of concern." By December 18, 2026, the Director of the Office of Management and Budget ("OMB"), will publish a full list of biotechnology companies of concern based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. We have an agreement with a Chinese biotechnology company, pursuant to which it may manufacture certain of our clinical trial materials from time to time. On June 8, 2026, the Department of Defense added this Chinese company to the Section 1260H list, which may result in the company being designated a biotechnology company of concern under the BIOSECURE Act once OMB publishes its list. The company has disputed its inclusion on the 1260H list and has stated it intends to pursue available remedies to contest the designation. The outcome of any such challenge is uncertain. The BIOSECURE Act has the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If the company with which we have an agreement is ultimately designated as a biotechnology company of concern, we may need to transition to alternative suppliers, which could be costly, time-consuming and disruptive to our clinical development programs. Additionally, our use of foreign CROs and CDMOs, including those located in China, may be subject to unanticipated changes in the geopolitical landscape that could have negative impacts on our business operations.
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
While no third parties to our knowledge have initiated legal proceedings against us to date, as our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. We are currently in settlement discussions with a third party regarding a trademark opposition in Peru, which we do not consider to be material. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our product candidates or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Similarly, the burdens on us to invalidate patent claims in foreign jurisdiction may vary substantially and courts in those jurisdictions may not agree with us that the claims are invalid. The outcome of proceedings involving assertions of infringement, invalidity and unenforceability during patent litigation is unpredictable. Furthermore, if a patent holder believes that one of our product candidates infringes its patent, the patent holder may sue us even if we have received patent protection for our intellectual property. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit. Moreover, given the vast number of patents in our field of intellectual property, we cannot be certain that our current and future product candidates do not or will not infringe existing patents or that we will not infringe patents that may be granted in the future.
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

In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the applicable product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The U.S. has recently taken steps intended to reduce drug prices and establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations, including recently proposed most-favored-nation Medicare reimbursement models issued by the Centers for Medicare and Medicaid Services. In addition, several large pharmaceutical companies have already started to voluntarily reduce their pricing on select drugs indexed to lower prices around the globe. At the state level, legislatures have increasingly passed legislation and implemented regulations with similar goals, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results. Additionally, implementation by third-party payors of policies and practices to limit coverage, manage utilization, reduce payment of drug products could adversely affect our ability to sell our products profitably. All these efforts may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
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
The success of our product candidates or any future product candidate will depend significantly on coverage and adequate reimbursement by third-party payors or the willingness of patients to pay for these products if not covered.
We believe that for any product candidates which may be approved, our success depends on obtaining and maintaining coverage and adequate reimbursement for such products for their respective approved indications, and the extent to which patients will be willing to pay out-of-pocket for such products in the absence of reimbursement for all or part of the cost. Accordingly, we will need to establish a coverage and reimbursement strategy for any approved product candidate. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Government and private third-party payors decide which products they will cover and establish reimbursement levels. Coverage and reimbursement varies among third-party payors and new products face significant challenges in obtaining and maintaining coverage and adequate reimbursement, particularly if approved for indications with established treatments already on the market. For more information, see the section titled “Business— Government Regulation—Coverage and Reimbursement” in the Annual Report.
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
We and any CDMOs and suppliers we engage are subject to numerous federal, state and local environmental, health, and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the use of hazardous materials by us or by one of our third-party manufacturers, we could be held liable for any resulting damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. We and our third-party manufacturers and suppliers cannot eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.
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
We are eligible to be treated as an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors. Beginning on January 1, 2027, we will no longer qualify as a smaller reporting company, which will increase our disclosure obligations and compliance costs.
Based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a smaller reporting company as of January 1, 2027. However, under the SEC’s transition rules, we will remain eligible to provide scaled disclosure according to exemptions available to smaller reporting companies until our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027. Beginning with that report, we will be required to provide more extensive disclosure than we have provided historically, including expanded business description, management’s discussion and analysis, market risk, related-party and corporate governance disclosures. Preparing this additional disclosure will require us to devote additional management time and to incur additional legal, accounting and other compliance costs. Notwithstanding our loss of smaller reporting company status, based on recent SEC guidance, we expect to continue to qualify as a non-accelerated filer through at least our fiscal year ending December 31, 2027, and as a non-accelerated filer we will remain exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Further, we expect to continue to qualify as an emerging growth company as described below.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other conditions, that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Under

Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies, and we rely on this exemption.
We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
The global economy and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, inflation, declines in economic growth, global supply chain disruptions, and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by actual or anticipated changes in U.S. policies or regulatory environment, current or anticipated impact of military conflict, including the ongoing conflicts between Russia and Ukraine and in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts may adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability.
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
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

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

SIONNA THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)