Form 10-Q
period 2026-09-30
Sionna Therapeutics, Inc.
filed 2026-11-10
CIK 2036042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 30, 2026 was 45,235,568.

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
•the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results, the ability of our earlier clinical trials and preclinical studies to predict later clinical trial results, and our interpretation of data from preclinical studies, clinical trials and post hoc or exploratory analyses, including the conclusions we draw from such data and their role in informing our development strategy;
•the timing, scope and likelihood of regulatory filings and approvals of our product candidates;
•the implementation of our business model, and strategic plans for our business, programs, and current and future product candidates;
•our expectations regarding the timing, costs and anticipated benefits of our restructuring plan, including expected cost savings, the sufficiency of retained personnel and capabilities, and the impact on our operations and cash runway;
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
•We are substantially dependent on the success of our dual combination of SION-451 + SION-2222. If we are unable to advance SION-451 + SION-2222 into our planned proof-of-concept clinical trial or later-stage clinical development or unable to obtain regulatory approval and commercialize SION-451 + SION-2222, or experience significant delays in doing so, our business will be materially harmed.
•Targeting the NBD1 domain of the cystic fibrosis transmembrane conductance regulator protein is novel, and the time, cost of development and likelihood of successful product development is difficult to predict.
•We are developing a proprietary dual combination of an NBD1 stabilizer with a complementary modulator. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
•We may incur additional costs and experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•Positive results from our preclinical studies or prior clinical trials are not necessarily predictive of the results of later clinical trials of our current or future product candidates. If we cannot replicate positive results from our earlier preclinical studies or clinical trials of our current or potential future product candidates, or results of post hoc analyses thereof, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or potential future product candidates.
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
•We rely, and in the future expect to rely, on third parties to conduct our planned clinical trial(s) for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, or if we experience delays or difficulties in the initiation of, or enrollment or retention of patients in, clinical trials, obtaining necessary regulatory approvals could be delayed or prevented.
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

Part I - Financial Information
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2026 and 2025:

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$83,878	$58,451
Marketable securities, current	140,709	177,431
Prepaid expenses and other current assets	3,941	5,537
Total current assets	228,528	241,419
Property and equipment, net	1,762	2,225
Marketable securities, noncurrent	25,210	74,420
Restricted cash	963	963
Operating lease right-of-use asset	6,160	6,926
Other assets	638	—
Total assets	$263,261	$325,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,050	$769
Accrued expenses	13,936	9,668
Operating lease liability, current	1,434	1,269
Other current liabilities	—	6
Total current liabilities	16,420	11,712
Operating lease liability, noncurrent	6,317	7,408
Total liabilities	22,737	19,120
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 45,214,369 and 44,723,585 shares issued, 45,214,369 and 44,723,585 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	45	45
Additional paid-in capital	586,639	562,602
Accumulated other comprehensive (loss) income	(723)	540
Accumulated deficit	(345,437)	(256,354)
Total stockholders’ equity	240,524	306,833
Total liabilities and stockholders’ equity	$263,261	$325,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,025	$16,044	$62,852	$45,095
General and administrative	12,794	7,761	34,036	20,275
Total operating expenses	34,819	23,805	96,888	65,370
Loss from operations	(34,819)	(23,805)	(96,888)	(65,370)
Other income:
Interest income	2,407	3,456	7,814	10,123
Other income (expense), net	(6)	71	(9)	419
Total other income	2,401	3,527	7,805	10,542
Net loss	$(32,418)	$(20,278)	$(89,083)	$(54,828)
Net loss per share, basic and diluted	$(0.72)	$(0.46)	$(1.98)	$(1.43)
Weighted-average common shares outstanding, basic and diluted	45,208,940	44,255,053	45,094,349	38,387,388
Comprehensive loss:
Net loss	$(32,418)	$(20,278)	$(89,083)	$(54,828)
Unrealized gain (loss) on marketable securities	(275)	237	(1,263)	52
Total other comprehensive gain (loss)	(275)	237	(1,263)	52
Comprehensive loss	$(32,693)	$(20,041)	$(90,346)	$(54,776)
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

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series Seed		Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	44,723,585	$45	$562,602	$540	$(256,354)	$306,833
Exercise of common stock options	—	—	—	—	—	—	—	—	352,066	—	2,225	—	—	2,225
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,553	—	—	6,553
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,779)	(26,779)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	45,075,651	$45	$571,380	$(84)	$(283,133)	$288,208
Exercise of common stock options	—	—	—	—	—	—	—	—	88,588	—	975	—	—	975
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,842	—	—	6,842
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(364)	—	(364)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(29,886)	(29,886)
Balance at June 30, 2026	—	$—	—	$—	—	$—	—	$—	45,164,239	$45	$579,197	$(448)	$(313,019)	$265,775
Exercise of common stock options	—	—	—	—	—	—	—	—	50,130	—	358	—	—	358
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,084	—	—	7,084
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(32,418)	(32,418)
Balance at September 30, 2026	—	$—	—	$—	—	$—	—	$—	45,214,369	$45	$586,639	$(723)	$(345,437)	$240,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIONNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(89,083)	$(54,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,479	8,240
Non-cash operating lease expense	1,470	1,471
Amortization of discount on marketable securities	(566)	(2,699)
Depreciation expense	463	495
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,596	(543)
Accounts payable	281	295
Accrued expenses and other current liabilities	4,207	(517)
Operating lease liabilities	(1,630)	(1,585)
Net cash used in operating activities	(62,783)	(49,671)
Cash flows from investing activities:
Purchases of property and equipment	—	(173)
Purchases of marketable securities	(69,712)	(282,147)
Maturities of marketable securities	154,947	140,983
Net cash provided by (used in) investing activities	85,235	(141,337)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts, commissions and offering costs paid during the period	—	202,071
Payment of deferred offering costs	(583)	—
Exercise of common stock options	3,558	1,980
Net cash provided by financing activities	2,975	204,051
Net increase in cash, cash equivalents and restricted cash	25,427	13,043
Cash, cash equivalents and restricted cash at beginning of period	59,414	38,750
Cash, cash equivalents and restricted cash at end of period	$84,841	$51,793

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon closing of initial public offering	$—	$330,368
Offering costs transferred to additional paid in capital	—	4,265
Deferred offering costs in accrued expenses and accounts payable	55	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$83,878	$50,831
Restricted cash	963	962
Total cash, cash equivalents, and restricted cash	$84,841	$51,793
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
Restructuring
In August 2026, the Company announced topline results from the PreciSION CF trial, a Phase 2a proof-of-concept clinical trial evaluating SION-719, an NBD1 stabilizer product candidate, as an add-on to the standard of care for CF. While SION-719 was generally well tolerated in the trial, the trial did not achieve its key activity endpoint. As a result, the Company is not advancing SION-719 as an add-on to the standard of care.
In connection with these developments, on September 9, 2026, the Company's board of directors approved a restructuring plan (the "Restructuring") intended to focus the Company's resources on advancing its SION-451 and SION-2222 dual combination program and extend the Company's cash runway. The Restructuring included a reduction in the Company's workforce of approximately 46%, while retaining core clinical, regulatory, technical and corporate capabilities required to advance the dual combination program. The Company also initiated a wind-down of activities associated with the SION-719 add-on program, including the termination of certain clinical, manufacturing, and other vendor arrangements. The workforce reduction and wind-down of applicable vendor arrangements were substantially completed by the end of the third quarter of 2026, with related cash payments expected to continue into the fourth quarter of 2026.
The Company currently estimates that it will incur aggregate restructuring and related charges of approximately $6.4 million, consisting of approximately $5.2 million of employee severance and other benefits, $0.8 million of contract termination and other close-out costs and $0.4 million of stock-based compensation expense. During the three and nine months ended September 30, 2026, the Company recognized approximately $6.2 million of restructuring and related charges, consisting of $5.8 million of cash-related charges and $0.4 million of non-cash stock-based compensation expense.
Selected information related to accrued cash-related restructuring liabilities (excludes stock-based compensation expense) was as follows (in thousands):

Restructuring liabilities balance at June 30, 2026	$—
Restructuring charges	$5,787
Cash paid	$(1,700)
Restructuring liabilities balance at September 30, 2026	$4,087
Restructuring expenses were recorded within research and development expense and general and administrative expense based on the functions of the affected employees and the nature of the underlying costs. Of the $6.2 million of restructuring and related charges recognized during the three and nine months ended September 30, 2026, $3.7 million was recorded within research and development expense and $2.5 million was recorded within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026, the Company had restructuring-related liabilities of $4.1 million, which were included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

The Company evaluated the recoverability of its property and equipment and operating lease right-of-use assets in connection with the Restructuring. Based on this evaluation, the Company did not recognize any impairment charges as of September 30, 2026.
The estimates of restructuring charges and the timing of related activities are subject to a number of assumptions, and actual results may differ from the Company's current estimates. The Company will continue to evaluate the expected costs associated with the Restructuring and may incur additional charges.
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
Liquidity and Going Concern
The Company has incurred annual net operating losses and has generated negative operating cash flows in every year since inception. As of September 30, 2026, the Company had an accumulated deficit of $345.4 million. The Company expects its operating losses to continue into the foreseeable future as it continues to pursue its research and development efforts.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $249.8 million as of September 30, 2026, will be sufficient to allow the Company to fund operations beyond twelve months from the date that the financial statements are issued.
In March 2026, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”), under which the Company, from time to time, may issue and sell shares of the Company’s common stock through an "at the market" equity offering program under which Leerink is acting as sales agent, for aggregate gross sale proceeds of up to $250.0 million. As of September 30, 2026, the Company has not sold any shares of common stock under the sales agreement.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2026, and the condensed consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity and statements of cash flows for the nine months ended September 30, 2026, and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the periods presented. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026, and 2025, are also unaudited. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.
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
3. Marketable Securities
The following tables summarize the amortized cost and estimated fair value of the Company’s current and noncurrent marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities, current:
U.S. Treasury securities	$98,618	$—	$(331)	$98,287
Commercial paper	17,877	—	(16)	17,861
Corporate debt	13,773	—	(29)	13,744
Government agency securities	10,886	—	(69)	10,817
Total marketable securities, current	141,154	—	(445)	140,709
Marketable securities, noncurrent:
U.S. Treasury securities	15,315	—	(184)	15,131
Government agency securities	9,187	—	(84)	9,103
Corporate debt	986	—	(10)	976
Total marketable securities, noncurrent	25,488	—	(278)	25,210
Total marketable securities	$166,642	$—	$(723)	$165,919

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$135,801	$263	$—	$136,064
Commercial paper	24,391	10	(5)	24,396
Corporate debt	11,813	3	(1)	11,815
Government agency securities	5,145	11	—	5,156
Total marketable securities, current	177,150	287	(6)	177,431
Marketable securities, noncurrent:
U.S. Treasury securities	55,793	208	—	56,001
Government agency securities	18,368	51	—	18,419
Total marketable securities, noncurrent	74,161	259	—	74,420
Total marketable securities	$251,311	$546	$(6)	$251,851
The Company has determined that there were no material changes in the credit risk, therefore the Company has not recognized any allowance for credit losses on its debt securities. As of September 30, 2026, the Company holds marketable securities with an aggregate fair value of $25.2 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year. There were no realized gains or losses during the three and nine months ended September 30, 2026, or 2025.
4. Fair Value Measurements
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$82,379	$82,379	$—	$—
U.S. Treasury securities	998	998	—	—
Marketable securities:
U.S. Treasury securities	113,418	113,418	—	—
Government agency securities	19,920	—	19,920	—
Commercial paper	17,861	—	17,861	—
Corporate debt	14,720	—	14,720	—
Total financial assets	$249,296	$196,795	$52,501	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$51,962	$51,962	$—	$—
Commercial paper	5,988	—	5,988	—
Marketable securities:
U.S. Treasury securities	192,065	192,065	—	—
Commercial paper	24,396	—	24,396	—
Government agency securities	23,575	—	23,575	—
Corporate debt	11,815	—	11,815	—
Total financial assets	$309,801	$244,027	$65,774	$—
During the three and nine months ended September 30, 2026, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$1,920	$1,920
Laboratory equipment	1,575	1,575
Furniture & fixtures	852	852
Total property and equipment	4,347	4,347
Less: accumulated depreciation	(2,585)	(2,122)
Property and equipment, net	$1,762	$2,225
Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. Depreciation expense was $0.5 million for the nine months ended September 30, 2026 and 2025.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development	$7,715	$4,305
Accrued compensation and benefits	5,457	4,740
Accrued professional fees	641	522
Accrued other	68	101
Accrued deferred offering costs	55	—
Total accrued expenses	$13,936	$9,668
As of September 30, 2026, accrued compensation and benefits and accrued research and development expenses included approximately $3.6 million and $0.5 million, respectively, of liabilities associated with the Restructuring described in Note 1.

7. Commitments and Contingencies
Operating Leases
The Company leases office space under a noncancelable operating lease. There have been no material changes to the Company’s lease during the nine months ended September 30, 2026. For additional information, see Note 7, “Leases,” in the audited consolidated annual financial statements in the Annual Report.
Legal Proceedings
The Company was not subject to any material legal proceedings as of September 30, 2026, and the Company is not aware of any material legal proceedings that are currently pending or threatened.
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
Indemnification Agreements
In the ordinary course of business the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims under indemnification arrangements and it has not accrued any liabilities related to such obligations.
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
Stock Option Activity
The following table summarizes the Company’s common stock option activity for the nine months ended September 30, 2026:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	5,767,799	$12.01	8.3	$168,007
Granted	3,629,558	38.60
Exercised	(490,784)	7.25
Cancelled or forfeited	(2,657,242)	32.99
Outstanding as of September 30, 2026	6,249,331	$18.91	6.7	$305
Exercisable as of September 30, 2026	3,184,266	$12.71	5.5	$305
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2026, was $29.42 per share and $27.60 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $1.9 million and $15.6 million, respectively.
Restricted Stock Units
In connection with the Restructuring and as part of an employee retention program, the Company granted time-based and performance-based restricted stock units ("RSUs") to eligible retained employees. The time-based RSUs vest after nine months, while the performance-based RSUs vest following the achievement of a development milestone (the "Performance Condition").
The grant-date fair value of each RSU is based on the closing price of the Company’s common stock on the grant date. Stock-based compensation expense for time-based RSUs is recognized on a straight-line basis over the requisite service period. If deemed probable, expense for performance-based RSUs is recognized through the date on which the Performance Condition is expected to be achieved.
In connection with the performance-based RSU grant, the Company concluded that the Performance Condition is probable of achievement. The estimated date on which the Performance Condition is expected to be achieved is reassessed each reporting date, and changes in that estimate may affect the timing of stock-based compensation expense recognition.

The following table summarizes the Company's RSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	—	$—
Granted	703,050	$7.18
Vested	—	$—
Cancelled or forfeited	(3,506)	$7.18
Outstanding as of September 30, 2026	699,544	$7.18
Restructuring - Stock Option Repricing
On September 9, 2026, the Company’s board of directors approved the repricing of certain outstanding vested and unvested stock options held by eligible employees, effective September 17, 2026 (the "Repricing Date"). The board determined that stock options with exercise prices exceeding $18.00 per share, together with certain new-hire stock options granted at $18.00 per share, no longer provided their intended retention and incentive value relative to the market price of the Company’s common stock. To enhance retention and better align the interests of employees with those of stockholders, the board approved the repricing of these options to the fair market value of the Company's common stock on the Repricing Date, which was $7.18 per share.
The repriced stock options are subject to terms providing that any exercise prior to the expiration of a retention period shall use the original exercise price. The retention period ends on the 18-month anniversary of the Repricing Date or an earlier sales event or qualifying termination of service. The vesting schedules, expiration dates and other terms of the repriced stock options were not modified.
The repricing affected options to purchase an aggregate of 1,495,491 shares of common stock held by 36 employees. The repricing was accounted for as a modification, and the incremental fair value was measured as the excess of the fair value of the modified awards immediately after the modification over the fair value of the original awards immediately before the modification, in each case using the Black-Scholes option-pricing model. The repricing resulted in incremental stock-based compensation cost of approximately $3.4 million, of which $2.0 million is currently being recognized over the 18-month retention period. During the three and nine months ended September 30, 2026, the Company recognized approximately $47.5 thousand of incremental stock-based compensation expense. As of September 30, 2026, approximately $3.4 million remained unrecognized and is expected to be recognized over the applicable remaining requisite service periods.
Stock-Based Compensation Expense
During the three and nine months ended September 30, 2026, and 2025, the Company recorded stock-based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$2,317	$1,104	$6,542	$2,992
General and administrative expense	4,767	2,202	13,937	5,248
Total	$7,084	$3,306	$20,479	$8,240
As of September 30, 2026, the Company had unrecognized stock-based compensation expense related to unvested stock options and RSUs of $55.9 million and $4.8 million, respectively, which is expected to be recognized over weighted-average periods of 2.5 years and 1.0 years, respectively.

10. Segment Information
The following table presents segment net loss, including significant expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
External research and development expenses(1)	$14,375	$11,623	$43,000	$32,892
Personnel-related expenses, excluding stock-based compensation	4,952	2,782	12,052	7,659
Facility and information technology allocated expenses	331	486	1,113	1,390
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	4,621	2,990	12,002	7,639
General corporate and facility expenses(2)	3,221	2,317	7,435	6,162
Other segment items(3)	4,918	80	13,481	(914)
Net loss	$32,418	$20,278	$89,083	$54,828
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
11. Net Loss Per Share
The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2026, and 2025, because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	6,249,331	5,713,769
Unvested restricted stock units	699,544	—
Total	6,948,875	5,713,769

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
Overview
We are a clinical-stage biopharmaceutical company on a mission to revolutionize the current treatment paradigm for cystic fibrosis (“CF”) by developing novel medicines that improve the function of the cystic fibrosis transmembrane conductance regulator (“CFTR”) protein to deliver clinically meaningful benefit to people with CF. Our goal is to deliver differentiated medicines for people with CF that can restore their CFTR function to as close to normal as possible by directly stabilizing CFTR’s nucleotide binding domain 1 (“NBD1”). We are advancing a pipeline of small molecules, NBD1 stabilizers, engineered to correct the defects caused by F508del, the most common CF mutation, which resides in NBD1. Our portfolio also includes multiple complementary CFTR modulators designed to work synergistically with our NBD1 stabilizers to improve CFTR function.
In August 2026, we announced topline results from our Phase 1 clinical trial evaluating SION-451, an NBD1 stabilizer, in proprietary dual combinations with each of SION-2222 and SION-109, two of our complementary modulator candidates. The trial achieved its safety, tolerability, and pharmacokinetic (PK) objectives. Based on the totality of the clinical, PK, and nonclinical data, we selected SION-451 in combination with SION-2222 as our dual combination. The combination of SION-451 + SION-2222 demonstrated a favorable tolerability profile in the dose ranges and regimens we plan to advance. We expect to initiate the AscenSION CF Phase 2 proof-of-concept trial in the first quarter of 2027. AscenSION CF will be an open-label trial evaluating people with CF treated with SION-451 + SION-2222 for 28 days after switching from the standard of care for CF, Vertex Pharmaceuticals Incorporated's Trikafta. The trial will assess changes in sweat chloride, safety, and PK.
Also in August 2026, we announced topline results from the PreciSION CF Phase 2a proof-of-concept trial, which evaluated SION-719, an NBD1 stabilizer, as an add-on to Trikafta. PreciSION CF did not achieve its key activity endpoint, with a -1.0 mmol/L mean placebo-adjusted sweat chloride change when SION-719 was added to Trikafta (p=0.7). Based on these results, we do not plan to advance SION-719 as an add-on to the standard of care. Following this development, in September 2026, we announced a workforce reduction of approximately 46% and other cost-saving measures designed to focus our resources on advancing the dual combination program and extend our operating runway.
Additionally, in September 2026, we announced the results of a post hoc analysis of data from PreciSION CF. The post hoc analysis identified three factors that may have confounded the observed treatment effect: (1) three participants had drug exposures at key timepoints consistent with dosing non-adherence; (2) exposures of the components of Trikafta were lower on average during SION-719 treatment periods while remaining relatively stable on average during placebo periods; and (3) a potential interaction between an NBD1 stabilizer and a potentiator, a component of Trikafta, may have blunted the additional benefit of NBD1 stabilization, an interaction that we have not observed in our preclinical studies when SION-451 is combined with SION-2222. We believe these analyses suggest that SION-719 was biologically active in the trial, but that the identified confounding factors may have affected the observed outcome and blunted a potential treatment signal.
Findings from the post hoc analysis of PreciSION CF, together with results from our Phase 1 dual combination trial, informed the decision to advance SION-451 + SION-2222. The design of the AscenSION CF trial will incorporate key learnings from PreciSION CF.
Liquidity and Financial Condition
Since our inception, we have funded our operations primarily with proceeds from private placements of convertible preferred stock and through net proceeds from our initial public offering. In March 2026, we entered into a sales agreement with Leerink Partners LLC (“Leerink”), to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of September 30, 2026, we had not sold any shares of common stock under the sales agreement. As of September 30, 2026, we raised aggregate net proceeds of $530.0 million from the sale and issuance of our preferred stock and our initial public offering. We have not generated any revenue from product sales or other sources.
Due to our significant research, development and manufacturing expenditures, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $89.1 million and $54.8 million for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $345.4 million.
As a result of our recently implemented restructuring plan (the "Restructuring"), including a reduction in our workforce and the wind-down of activities related to the SION-719 add-on program, we expect our expenses and operating losses to decrease in the near term compared to prior periods. The amount and timing of our future research and development expenses will depend on the scope and progress of our development activities and the product candidates and programs we elect to pursue.
Although we expect our ongoing operating expenses to decrease in the near term as a result of the Restructuring, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance the clinical development of our current and future product candidates, including conducting our planned clinical trial(s);
•continue to advance our research and preclinical activities and seek to discover and develop additional product candidates;
•continue to utilize third parties to manufacture our product candidates and ensure sufficient manufacturing capabilities to produce our drug substances and drug products;
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
•undertake any pre-commercial activities and scale-up external commercial-scale manufacturing capabilities;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may receive regulatory approval;
•add additional operational, financial, clinical, quality and management information systems; and
•incur additional audit, legal, regulatory, tax and other expenses associated with being a public company.

In addition, we have several clinical development, regulatory, and commercial milestones, as well as royalty payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our planned clinical trial(s) and our expenditures on other research and development activities.
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
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $249.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.
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

Research and Development Expenses
Research and development expenses consist primarily of costs associated with the preclinical and clinical development of our current and potential future product candidates. In particular, our research and development expenses may include:
•personnel-related costs, including salaries, payroll tax, bonuses, benefits, severance and stock-based compensation for employees engaged in research and development functions;
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
As a result of the wind-down of the SION-719 add-on program and the reduction in our research and development workforce under the Restructuring, we expect our ongoing research and development expenses to decrease in the near term. The amount and timing of our future research and development expenses will depend on the scope and progress of our development activities and the product candidates and programs we elect to pursue.
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
•the timing and extent of manufacturing scale-up activities, including the development of later-stage manufacturing processes and production of clinical materials;
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll tax, bonuses, benefits, severance and stock-based compensation charges for those individuals in executive, legal, finance, human resources, information technology and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for auditing, accounting, tax and consulting services. Lastly, corporate overhead expenses such as information technology, insurance, facilities, and depreciation that are not allocated to the Company’s research and development activities are included in general and administrative expenses. We recognize general and administrative expenses in the periods in which they are incurred.
As a result of the reduction in our general and administrative workforce and other cost-saving measures implemented under the Restructuring, we expect our ongoing general and administrative expenses to decrease in the near term. However, certain costs associated with operating as a public company may remain significant or increase, including expenses related to audit, accounting, legal, intellectual property, director and officer insurance, and investor and public relations activities. Over the longer-term, our general and administrative expenses could increase if we expand our research and development activities, undertake pre-commercial activities for our product candidates and any future product candidates and, if any product candidate receives marketing approval, commercialization activities. These increases will likely include increased costs related to the hiring of additional personnel and fees paid to outside consultants, among other expenses.
Interest Income
Interest income consists primarily of interest earned and the amortization of discount or premiums on our cash equivalents and investments in marketable securities.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Operating expenses:
Research and development	$22,025	$16,044	$5,981
General and administrative	12,794	7,761	5,033
Total operating expenses	34,819	23,805	11,014
Loss from operations	(34,819)	(23,805)	(11,014)
Other income:
Interest income	2,407	3,456	(1,049)
Other income (expense), net	(6)	71	(77)
Total other income:	2,401	3,527	(1,126)
Net loss	$(32,418)	$(20,278)	$(12,140)
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$10,510	$8,609	$1,901
Complementary modulator programs(2)	1,916	1,532	384
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	7,270	3,886	3,384
Other R&D related costs	1,897	1,377	520
Facility, lab and depreciation	432	640	(208)
Total research and development expenses	$22,025	$16,044	$5,981
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $6.0 million to $22.0 million for the three months ended September 30, 2026, from $16.0 million for the three months ended September 30, 2025. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $2.3 million primarily due to an increase in development activities and activities related to the wind-down of the SION-719 add-on program; and
•unallocated research and development expenses increased by $3.7 million primarily due to a $3.4 million increase in personnel-related expenses including stock-based compensation, and restructuring related costs associated with the workforce reduction.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$9,387	$5,192	$4,195
Professional services & fees	2,818	2,049	769
Facility and depreciation	589	520	69
Total general and administrative expenses	$12,794	$7,761	$5,033
General and administrative expenses increased by $5.0 million to $12.8 million for the three months ended September 30, 2026, from $7.8 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to:
•$4.2 million increase in personnel-related expenses including stock-based compensation, and restructuring related costs associated with the workforce reduction.
Interest Income
Interest income decreased by $1.0 million to $2.4 million for the three months ended September 30, 2026, from $3.5 million for the three months ended September 30, 2025, primarily due to lower average balances of cash, cash equivalents and investments in marketable securities, reflecting the use of such balances to fund operating expenses.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Operating expenses:
Research and development	$62,852	$45,095	$17,757
General and administrative	34,036	20,275	13,761
Total operating expenses	96,888	65,370	31,518
Loss from operations	(96,888)	(65,370)	(31,518)
Other income:
Interest income	7,814	10,123	(2,309)
Other income (expense), net	(9)	419	(428)
Total other income:	7,805	10,542	(2,737)
Net loss	$(89,083)	$(54,828)	$(34,255)

Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Direct research and development expenses by program:
NBD1 and combination development programs(1)	$32,428	$25,540	$6,888
Complementary modulator programs(2)	5,739	3,813	1,926
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	18,593	10,650	7,943
Other R&D related costs	4,542	3,294	1,248
Facility, lab and depreciation	1,550	1,798	(248)
Total research and development expenses	$62,852	$45,095	$17,757
(1)NBD1 and combination development program costs include NBD1 stabilizer activities and development of our proprietary combination therapy.
(2)Complementary modulator program costs include manufacturing expenses for the complementary modulators.
Research and development expenses increased by $17.8 million to $62.9 million for the nine months ended September 30, 2026, from $45.1 million for the nine months ended September 30, 2025. The increase in research and development expenses was primarily due to:
•direct research and development expenses increased by $8.8 million primarily due to an increase in development activities and activities related to the wind-down of the SION-719 add-on program; and
•unallocated research and development expenses increased by $8.9 million primarily due to a $7.9 million increase in personnel-related expenses including stock-based compensation, and restructuring related costs associated with the workforce reduction.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$25,939	$12,889	$13,050
Professional services & fees	6,388	5,957	431
Facility and depreciation	1,709	1,429	280
Total general and administrative expenses	$34,036	$20,275	$13,761
General and administrative expenses increased by $13.8 million to $34.0 million for the nine months ended September 30, 2026, from $20.3 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to:
•$13.1 million increase in personnel-related expenses including stock-based compensation, and restructuring related costs associated with the workforce reduction.
Interest Income
Interest income decreased by $2.3 million to $7.8 million for the nine months ended September 30, 2026, from $10.1 million for the nine months ended September 30, 2025, primarily due to lower average balances of cash, cash equivalents and investments in marketable securities, reflecting the use of such balances to fund operating expenses.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. Although we expect our ongoing operating expenses to decrease in the near term as a result of the Restructuring, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and maintain the infrastructure necessary to operate as a public company. Our expenses could increase over the longer term if we advance our current or future product candidates into later stages of development or toward commercialization. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings or strategic agreements.
In March 2026, we entered into a sales agreement with Leerink to issue and sell shares of our common stock, from time to time, for aggregate gross sale proceeds of up to $250.0 million through an "at the market" equity offering program under which Leerink is acting as sales agent. As of September 30, 2026, we had not sold any shares of common stock under the sales agreement.
As of September 30, 2026, we had $249.8 million in cash, cash equivalents and marketable securities.
Cash Flows
The following table sets forth a summary of the net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(62,783)	$(49,671)
Net cash provided by (used in) investing activities	85,235	(141,337)
Net cash provided by financing activities	2,975	204,051
Net increase in cash, cash equivalents and restricted cash	$25,427	$13,043
Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $62.8 million primarily due to our net loss of $89.1 million and changes in operating assets and liabilities of $4.5 million, partially offset by $21.8 million of net non-cash charges, which includes stock-based compensation, depreciation, non-cash operating lease expense and amortization of discounts on marketable securities.
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
Investing Activities
Net cash provided by investing activities was $85.2 million during the nine months ended September 30, 2026, which was primarily driven by maturities of marketable securities of $154.9 million, partially offset by purchases of marketable securities of $69.7 million.
Net cash used in investing activities was $141.3 million during the nine months ended September 30, 2025, which was primarily driven by purchases of marketable securities of $282.1 million, partially offset by maturities of marketable securities of $141.0 million.

Financing Activities
Net cash provided by financing activities was $3.0 million during the nine months ended September 30, 2026, primarily due to exercise proceeds totaling $3.6 million, partially offset by payments of deferred offering costs of $0.6 million related to the sales agreement entered into in March 2026.
Net cash provided by financing activities was $204.1 million during the nine months ended September 30, 2025, during which time the Company closed its initial public offering.
Future Funding Requirements
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $249.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to fund our operations into the second half of 2029. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, conducting preclinical studies and clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.
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
Contractual Obligations and Commitments
In connection with the Restructuring, we incurred obligations related to employee severance and other termination benefits and the wind-down of certain clinical, manufacturing, and other vendor arrangements associated with the SION-719 add-on program. As of September 30, 2026, approximately $4.1 million of these obligations were unpaid. We expect to make the related cash payments primarily through the fourth quarter of 2026. See Note 1 to our condensed consolidated financial statements for additional information regarding the Restructuring.
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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
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
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
We are a clinical-stage biopharmaceutical company and have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. Our net losses were $89.1 million and $54.8 million for the nine months ended September 30, 2026, and 2025, respectively. We had an accumulated deficit of $345.4 million as of September 30, 2026. We may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred operating losses in each year since our inception. Our net losses were $89.1 million and $54.8 million for the nine months ended September 30, 2026, and 2025, respectively. We had an accumulated deficit of $345.4 million as of September 30, 2026. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
The amount of our future losses is uncertain, and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our operating losses may fluctuate significantly from quarter to quarter and from year to year. Although we expect our ongoing operating expenses to decrease in the near term as a result of our recently implemented restructuring plan (the "Restructuring"), we expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue to advance clinical development of our current and future product candidates, including conducting our planned clinical trial(s);
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
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. Although we expect our ongoing operating expenses to decrease in the near term as a result of the Restructuring, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we initiate and conduct clinical trials of our current and any future product candidates, scale-up and manufacture our product candidates, advance our preclinical programs, seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials and commercialize our products, if approved. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably project the availability or terms of financing or estimate the actual amount of financing necessary to successfully complete the development and commercialization of any of our product candidates.
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $249.8 million. We believe that, based upon our current operating plans, our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2029. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, including if results of clinical trials are not positive, and such funds, if raised, may not be sufficient to enable us to continue implementing our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States (“U.S.”) and worldwide resulting from factors that include but are not limited to, fluctuating inflation and capital markets disruptions, international tariffs, ongoing conflicts between Russia and Ukraine and in the Middle East, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and other factors. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy, or even cease operations.
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
Risks Related to the Discovery and Development of Our Product Candidates
We are substantially dependent on the success of our dual combination of SION-451 + SION-2222. If we are unable to advance SION-451 + SION-2222 into our planned proof-of-concept clinical trial or later-stage clinical development, or to obtain regulatory approval and commercialize a combination therapy of SION-451 + SION-2222 for the treatment of cystic fibrosis, or experience significant delays in doing so, our business will be materially harmed.
To date, as an organization, we have not completed the development of any product candidates. We are substantially dependent on the success of our proprietary dual combination of SION-451, a nucleotide binding domain 1 ("NBD1") stabilizer product candidate, and SION-2222, a complementary modulator product candidate, both of which are currently in development for the treatment of cystic fibrosis ("CF"). Following the PreciSION CF trial, which did not yield positive results, we discontinued the development of SION-719 as an add-on to the standard of care. As a result, our near-term prospects depend on the outcome of the AscenSION CF Phase 2 proof-of-concept trial, which we expect to initiate in the first quarter of 2027. The timely and successful completion of the AscenSION CF trial is subject to a number of risks, including risks related to participant retention. For example, participants enrolled in the AscenSION CF trial will be required to switch from the standard of care to an investigational combination therapy of SION-451 + SION-2222. This trial design may make it more difficult to retain participants, particularly if participants who do not experience a clinical benefit or who experience adverse events elect to switch back to the standard of care and withdraw from the trial. If the AscenSION CF trial is not timely and successfully completed, we may be required to delay, scale back or discontinue our current development strategy, and we may not be able to advance alternative product candidates, which would have a material adverse effect on our business, financial condition and prospects.
The success of SION-451 + SION-2222 and any other product candidates we may advance will depend on several factors, including the following:
•successful and timely initiation and enrollment of clinical trials and completion of clinical trials with favorable results, including for our planned AscenSION CF Phase 2 proof-of-concept trial;
•the safety, tolerability and pharmacokinetic profile of our product candidates observed in clinical trials;
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
We are early in our development efforts. Each of our product candidates will require additional preclinical and/or clinical development and regulatory approval, and will require us to obtain sufficient manufacturing supply, capacity and expertise. Our lead product candidates, SION-451 and SION-2222, are in early clinical development and we have not completed any clinical trials in CF patients for such product candidates. Further, we will be required to build a commercial organization or successfully outsource commercialization, and make substantial investment and significant marketing efforts before we generate any revenue from product sales, if ever. Given our early stage of development, it will take several years before we can demonstrate the safety and efficacy of a product candidate sufficient to warrant approval for commercialization, if we can do so at all.
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
Further, we have conducted, and may in the future conduct, clinical trials of our current or future product candidates outside the United States. Conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, failure to properly translate or interpret patient-reported outcome endpoints, managing additional administrative burdens associated with foreign regulatory schemes as well as political and economic risks relevant to such foreign countries. Recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results.
The foregoing makes our ability to successfully and timely complete development of our product candidates and obtain regulatory approval for them less certain. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, our business, financial condition, results of operations and prospects would be materially harmed.
We are developing a proprietary dual combination of an NBD1 stabilizer with a complementary modulator. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
The current treatment paradigm in CF for all patients with the F508del mutation is based on a combination of drug therapies. We expect to initiate the AscenSION CF Phase 2 proof-of-concept trial in CF patients in the first quarter of 2027. AscenSION CF will be an open-label trial evaluating people with CF who are homozygous for the F508del mutation treated with SION-451 + SION-2222 for 28 days after switching from Trikafta. The use of our product candidates in combination with each other may subject us to risks that we would not face if our product candidates were being developed to be administered as a monotherapy.
The combination of our product candidates with each other, or when used in patients already receiving other companies' products or product candidates, may result in adverse side effects or toxicities that the product candidates do not produce when used alone. In addition, the product candidates may interact with each other, or with other companies' products or product candidates that patients receiving our product candidates may also be receiving, in undesirable ways that could negatively impact the efficacy of our product candidates. For example, the post hoc analysis of data from PreciSION CF identified a potential interaction between SION-719, an NBD1 stabilizer, and a potentiator, a component of Trikafta, which may have blunted the potential additional benefit of NBD1 stabilization. Testing product candidates in combination with each other may increase the risk of significant adverse effects or failed clinical trials. Further, our planned AscenSION CF trial will require participants to take two separate drugs on different dosing schedules, which may increase the risk of dosing errors and reduce participant compliance. The timing, outcome and cost of developing products to be used in a combination therapy is difficult to predict and dependent on a number of factors that are outside our reasonable control. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, we, the FDA, or comparable foreign regulatory authorities, or institutional review boards and other reviewing entities, could interrupt, delay, or halt our clinical trials and the observed effects could result in a more restrictive label or particularly narrow product indication (substantially limiting the product's commercial opportunities), a risk evaluation and mitigation strategy ("REMS") program or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities.
The occurrence of any of these risks could result in a dual combination therapy, if developed and approved, being removed from the market or being less successful commercially. If we experience safety, tolerability or toxicity issues in any of our planned combination treatment clinical trials, or the data from these trials regarding the efficacy of the combinations are not favorable, our clinical development plans could be materially negatively affected or delayed, or we may not receive regulatory approval for our product candidates, which would materially harm our business and likely cause the market price of our common stock to decline.
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
Prior to obtaining approval to commercialize any product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended use. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs. Furthermore, because we are developing an NBD1 stabilizer product candidate in combination with a complementary modulator product candidate, we will have to satisfy the regulatory agencies’ requirements to demonstrate the contribution of each component in the combination. As neither product candidate in this potential combination is an approved drug, the FDA and other regulatory authorities will require full demonstration of the safety of each component (alone and in combination), as well as the efficacy of the combination (and the contribution of each component). Accordingly, development of a proprietary dual combination therapy may require additional safety, efficacy and/or drug-drug interaction data relative to what would be required for a monotherapy.
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
Our current assumptions about our product candidates’ development potential are based on the data generated from preclinical studies and clinical trials; however, we may observe materially and adversely different safety results as we continue to conduct our clinical trials. In order to obtain FDA approval to market a new drug product, we must demonstrate the safety and efficacy of the drug in humans in a manner that satisfies the agency’s standards. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, including the FDA, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, potency and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials as to safety or efficacy, particularly if later clinical trials have a materially different trial design. For example, in our Phase 1 trial of SION-719 in healthy volunteers, SION-719 achieved exposure levels that, based on our preclinical cystic fibrosis human bronchial epithelial (“CFHBE”) model, we believed had the potential to provide clinically meaningful benefit as an add-on to the standard of care. However, the PreciSION CF trial did not meet its key activity endpoint of sweat chloride reduction, resulting in our decision to discontinue development of SION-719 as an add-on to the standard of care. Our development of SION-451 + SION-2222 is also informed by our CFHBE model, and the results of the AscenSION CF trial may differ from those predicted by our preclinical and early clinical data.
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
•enrollment in our clinical trials being slower or otherwise more challenging than we anticipate, for example, due to the availability of standard of care therapy or other therapies for CF, the reluctance of patients to discontinue standard of care therapy in order to participate in certain of our future clinical trials, including AscenSION CF, and the possibility of reduced interest from patients, physicians or clinical trial sites in our clinical trials following the results of our PreciSION CF trial;
•participants dropping out of our clinical trials, including due to requirements that may be burdensome to participants, such as frequent clinic visits, adverse events arising from transitioning from the standard of care to enroll in the trial or from dual combination treatments, or failing to return for post-treatment follow-up at a higher rate than we anticipate;
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

For example, we have historically prioritized our pipeline by employing an in vitro electrophysiology assay to measure CFTR function in a CF model, known as the CFHBE model, which uses lung cells from CF patients and has been shown to be predictive of clinical outcomes for approved CFTR modulators. In preclinical studies using our CFHBE model, the combination of either SION-719 or SION-451 with one of our complementary modulators or the components of Trikafta showed significant improvement in in vitro CFTR activity and the potential for restoration of CFTR function to wild-type levels. However, our PreciSION CF Phase 2a trial evaluating SION-719 as an add-on to Trikafta in people with CF did not meet its key activity endpoint of sweat chloride reduction, and we have not yet replicated, and may never replicate, the results predicted by our CFHBE model in any clinical trials. While we have proposed hypotheses based on post hoc analyses to explain the PreciSION CF outcome, including potential confounding factors such as participant dosing non-adherence and biological interactions, these analyses are exploratory in nature and may not be validated in future trials. Our decision to advance SION-451 + SION-2222 into the AscenSION CF trial is informed in part by these post hoc findings, and if the underlying hypotheses prove incorrect, the AscenSION CF trial may also fail to demonstrate the anticipated clinical benefit. Further, our product candidates may fail to show the desired safety and efficacy at the dose ranges we have identified using our CFHBE model. Accordingly, positive results in our preclinical studies using our CFHBE model may not be predictive of the results in clinical trials and may fail to be replicated in clinical trials.
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
Our NBD1 stabilizer product candidates target the NBD1 domain of the CFTR protein, which is a novel target. Other companies have discontinued programs targeting NBD1 as they were unable to develop compounds that could successfully bind to NBD1. Given the novelty of our product candidates and the inherent risk in our plans to develop a combination therapy, we may not be able to successfully develop any products.
While products modulating the CFTR protein have been approved by the FDA and comparable foreign regulatory authorities, to date, no product that directly targets the NBD1 domain has been approved, and to our knowledge, no product candidate directly targeting the NBD1 domain is currently in development. As a result, we have limited evidence regarding the efficacy, safety and tolerability of our NBD1 stabilizers, and it is difficult to predict the developmental challenges we may encounter as our NBD1 stabilizers proceed through clinical trials, including SION-451 + SION-2222 in the AscenSION CF trial. It is also difficult for us to predict the time and cost of development of an NBD1 stabilizer-anchored combination therapy, whether any of our clinical trials will be successful, and whether our novel approach will result in the successful development and regulatory approval of any product candidates. Any development problems we experience in the future related to our NBD1 stabilizer product candidates or any of our complementary modulator candidates may cause significant delays or unanticipated costs, and such development problems may not be able to be solved. The novelty of our product candidates and our combination therapy approach may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform, or prohibitively costly. Any of these factors may prevent us from completing clinical trials that we may initiate, and obtaining regulatory approval of or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.
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
Clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. If our product candidates are associated with serious or significant adverse side effects in clinical trials or have adverse safety findings in nonclinical studies, we may need to abandon their development or limit development to narrower uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. The FDA or other comparable foreign regulatory authority or an institutional review board or ethics committee may also require that we suspend, discontinue or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause adverse side effects that prevented further development of the product candidate. For example, although the dual combinations evaluated in our Phase 1 clinical trial of SION-451 were generally well tolerated in the dose ranges and regimens we plan to advance, we may observe new adverse events, or increases in the frequency or severity of previously observed adverse events, with longer durations of treatment, including during the planned 28-day dosing period in our AscenSION CF Phase 2 proof-of-concept trial evaluating SION-451 in combination with SION-2222. Safety and tolerability results from our completed clinical trials may not be predictive of those observed with longer durations of treatment.
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
•restrictions on the distribution or use of a medicine, including under a REMS program;
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
Successful and timely completion of clinical trials will require that we identify and enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or if a large number of patients withdraw. We cannot predict how successful we will be at enrolling subjects in our clinical trials. We anticipate conducting clinical trials that would require patients to discontinue standard of care therapy, including our upcoming AscenSION CF proof-of-concept trial, and we may experience challenges finding, enrolling and retaining CF patients who are willing to discontinue their current treatment regimens to participate in such trials. For example, AbbVie previously terminated part of a Phase 2 trial that was intended to evaluate multiple doses of SION-3067 in combination with a fixed dose of SION-2222 because this part was deemed not enrollable due to, among other reasons, the increasing availability of the standard of care for CF. Subject enrollment is affected by other factors including:
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
•competing third-party clinical trials, including trials conducted by Vertex Pharmaceuticals Incorporated ("Vertex"), enrolling currently or in the future, and clinicians’ and patients’ perceptions as to the potential advantages and risks of the third-party product candidate being studied in relation to other available therapies, including the standard of care, other therapies currently approved, or that may be approved in the future, for CF, or other investigational drugs in clinical development for CF;
•the willingness of patients to be enrolled in our clinical trials, including the possibility that patients, physicians or clinical trial sites will have reduced interest in our clinical trials following the results of our PreciSION CF trial;
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
We have conducted certain of our clinical trials in Australia, and we plan to conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association (“TGA”) for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion of foreign data in a U.S. marketing application more difficult or costly. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.

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
Because we have limited financial and management resources, we are focused on a single indication, CF, and we focus our research and development efforts on certain selected development programs and product candidates. We are currently primarily focused on the development of our proprietary dual combination program of SION-451 + SION-2222. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the viability, commercial potential or target market for any of our current or future product candidates, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to a product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. In particular, we have entered into license agreements with Sanofi and AbbVie, pursuant to which, among other things, we have secured exclusive licenses for certain intellectual property and know-how relating to CFTR modulator therapies to commercialize certain compounds, patents and proprietary information and inventions. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In particular, we are substantially dependent on the success of our dual combination product candidates, SION-451 and SION-2222, and to the extent we are unable to develop other product candidates at the time of such termination, it would have a material adverse effect on our business, financial condition, results of operations and prospects, including, but not limited to, cessation of our operations. See the section titled “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") for a description of our license agreements.
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
We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not directly control their businesses or related activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Further, upon inspection by a given regulatory authority, such regulatory authority may not agree with our determination that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Our use of foreign CROs and CDMOs in some jurisdictions may be or may become subject to U.S. legislation, sanctions, tariffs, trade restrictions and/or other regulatory requirements, which may increase the cost of and cause delays in the procurement or supply of materials for, or manufacture of, our product candidates or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, legislation signed into law in December 2025, known as the BIOSECURE Act, implements a prohibition on U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by "biotechnology companies of concern." By December 18, 2026, the Director of the Office of Management and Budget ("OMB"), will publish a full list of biotechnology companies of concern based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. We have an agreement with a Chinese biotechnology company, pursuant to which it may manufacture certain of our clinical trial materials from time to time. On June 8, 2026, the Department of Defense added this Chinese company to the Section 1260H list, which may result in the company being designated a biotechnology company of concern under the BIOSECURE Act once OMB publishes its list. The company challenged its designation in federal court, and in August 2026 the court preliminarily enjoined the Department of Defense from giving effect to the designation while the litigation is pending. The outcome of the litigation is uncertain. The BIOSECURE Act has the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If the company with which we have an agreement is ultimately designated as a biotechnology company of concern, we may need to transition to alternative suppliers, which could be costly, time-consuming and disruptive to our clinical development programs. Additionally, our use of foreign CROs and CDMOs, including those located in China, may be subject to unanticipated changes in the geopolitical landscape that could have negative impacts on our business operations.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We or our licensors may in the future become subject to a third-party pre-issuance submission of prior art, opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office (the “USPTO”) or other foreign patent office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our product candidates.
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
In addition, any proprietary name we propose to use with any of our product candidates in the U.S. will need to be approved by the FDA, regardless of whether we have registered, or applied to register, the proposed proprietary name as a trademark. The FDA conducts a review of proposed proprietary names, including an evaluation of potential for confusion with other products’ proprietary names, as part of the NDA review process. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
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
The U.S. has recently taken steps intended to reduce drug prices and establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations, including recently proposed and finalized most-favored-nation Medicare reimbursement models issued by the Centers for Medicare and Medicaid Services ("CMS") through its Center for Medicare and Medicaid Innovation. In addition, several large pharmaceutical companies have already started to voluntarily reduce their pricing on select drugs indexed to lower prices around the globe. At the state level, legislatures have increasingly passed legislation and implemented regulations with similar goals, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
More specifically, in September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing ("GLOBE") Model, a mandatory Medicare Part B model that, beginning in 2027, would require manufacturers of certain included drugs and biologics to pay rebates to the extent Medicare Part B payment exceeds an international benchmark, and the proposed Guarding U.S. Medicare Against Rising Drug Costs ("GUARD") Model, a mandatory Medicare Part D model applying a similar international benchmark-based rebate approach that has not yet been finalized. The GLOBE final rule is expected to be challenged in litigation, and we cannot predict the outcome of any such challenge, whether or when GUARD will be finalized or in what form, or whether CMS will adopt similar models in the future. Although we do not currently market any products, these models, if they apply to us, may affect our development and investment decisions.
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results. Additionally, implementation by third-party payors of policies and practices to limit coverage, manage utilization and reduce payment for drug products could adversely affect our ability to sell our products profitably. All these efforts may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Following the Restructuring, our organization is significantly smaller and several of our executive officers have assumed expanded responsibilities. As a result, we are more dependent on a smaller number of key personnel, and the departure of any such individual could be more disruptive to our operations than it would have been prior to the Restructuring. Each of our executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
Further, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our stock price has declined significantly from its historical highs, which has diminished the retentive value of previously granted equity awards. In September 2026, we repriced certain outstanding stock options to address this concern, but there can be no assurance that the repricing will be sufficient to retain key employees or that further declines in our stock price will not necessitate additional retention measures.
The Restructuring undertaken to focus our resources and extend our cash runway may not achieve its intended outcomes.
In September 2026, we implemented the Restructuring, designed to focus our resources on advancing our dual combination program of SION-451 + SION-2222 and extend our operating runway. This restructuring plan included a reduction of our workforce by approximately 46% of our headcount. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, we have retained employees focused on advancing the dual combination program, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees.
The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If our AscenSION CF trial or other development activities produce positive results, we may need to rapidly expand our workforce, and the Restructuring, the significant decline in our stock price and the competitive hiring environment in the biotechnology industry may make it more difficult or costly to attract qualified personnel on the timeline required.

We may further discover that, despite the implementation of the Restructuring, we may require additional capital to continue operating our business, and we may be unable to obtain such capital on acceptable terms, if at all. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.
If we advance our product candidates into later stages of development, we expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
If we advance our product candidates into later stages of development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel as needed. The future expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively.
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
Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources and cause reputational harm. For example, following the announcement of our PreciSION CF topline results in August 2026, the trading price of our common stock declined significantly. Securities litigation is often brought following a significant decline in the market price of a company's securities, and clinical-stage biopharmaceutical companies have been particularly susceptible to such litigation. Any such litigation, even if without merit, could result in substantial costs, divert management's attention and resources from our business, damage our reputation and adversely affect our ability to raise capital and pursue our business strategy.
Inadequate funding for the FDA, the Securities and Exchange Commission and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud and abuse, such as the payment of kickbacks in return for business. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use or misrepresentation of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted both a code of business conduct and ethics and an insider trading policy, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Any of these could adversely affect our ability to operate our business and our results of operations.
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
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment directors’ and officers’ and employment practices insurance, however, we may not be able to maintain adequate levels of insurance coverage in the future. Further, an insurance carrier may seek to cancel or deny coverage after a claim has occurred.
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
In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. We face a heightened risk of such litigation following the significant decline in our stock price after the announcement of our PreciSION CF results in August 2026. Such litigation, if instituted, could result in substantial costs and divert management’s attention and resources.
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
We, like others in our industry, have experienced and may continue to experience threats or system failures which could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. We have not yet conducted any internal audits or penetration tests on our information technology systems, nor have we enlisted any external parties to conduct security audits or penetration tests on our behalf. Such assessments, when conducted, could indicate vulnerabilities in our information technology systems which we may not be able to effectively remediate. If a security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to endeavor to protect against security incidents.
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
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.
(b)    None.

(c)    During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangements" as defined in Item 408(c) of Regulation S-K.

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

SIONNA THERAPEUTICS, INC.

Date: November 10, 2026	By:	/s/	Michael Cloonan
		Name:	Michael Cloonan, M.B.A.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/	Elena Ridloff
		Name:	Elena Ridloff, C.F.A.
		Title:	Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)